Form 10QSB
period 1999-08-31
INTERNET VIP INC
filed 2000-05-31
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 1999

    [ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act

                         Commission file number 0-20277

                               INTERNET VIP, INC.
        (exact name of small business issuer as specified in its charter)

                                    Delaware
                         (State or other jurisdiction of
                         incorporation or organization)

                                   11-3500919
                        (IRS Employer Identification No.)

            1155 University St., Suite 602, Montreal, Canada H3B 3A7
                    (Address of principal executive offices)

                                 (514) 876-9222
                         (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES [X]    NO [  ]

As of August 31, 1999 the Registrant had 22,347,895 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements

                       INTERNET VIP, INC. AND SUBSIDIARIES
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEET
                              AS OF AUGUST 31, 1999
                                   (Unaudited)
                                    (U.S. $)

                                     ASSETS

CURRENT ASSETS
         Cash and equivalents                                   $     30,510
         Other current assets                                         63,230
                                                               -------------

                  Total current assets                                93,740

PROPERTY AND EQUIPMENT                                               250,440
                                                                ------------

                  TOTAL ASSETS                                    $  344,180
                                                                     =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable and accrued expenses                  $     43,850
                                                                ------------
                  Total current liabilities                           43,850


STOCKHOLDERS' EQUITY
         Common Stocks, $0.0001 par value; 50,000,000 shares
               authorized; 22,347,895 shares issued and outstanding    2,234
         Additional paid-in capital                                1,234,490
         Deferred compensation                                       (50,000)
         Accumulated deficit                                        (886,394)
                                                                -------------

                  Total Stockholders' equity                         300,330
                                                                 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  344,180
                                                                     =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS BALANCE SHEET

                       INTERNET VIP, INC. AND SUBSIDIARIES
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 1999
                             AND FOR THE PERIOD FROM
                INCEPTION (NOVEMBER 13, 1998) TO AUGUST 31, 1999
                                   (Unaudited)
                                    (U.S. $)



                                                                                          For the
                                                     For the Three       For the Six    Period from
                                                       Months ended      Months ended  Inception to
                                                      Aug. 31, 1999      Aug. 31,1999   Aug. 31,1999


Operating Expenses
   Management salaries and fee related expenses      $     22,000        $    58,040    $    72,707

   Marketing and advertising expenses                      53,200             89,100         94,330

   Travel                                                  74,613            102,941        198,388

   Professional fees                                      185,465            310,454        394,790

  Amortization of deferred compensation                    25,000             50,000         50,000

  Other                                                    22,330             56,849         76,179
                                                     --------------        -----------     -----------
         TOTAL OPERATING EXPENSES                         382,608            667,384        886,394
                                                          -------           ---------    ------------
Net loss for the period                              $   (382,608)      $   (667,384)   $  (886,394)
                                                         =========          =========      =========

BASIC AND DILUTED NET LOSS PER SHARE                        (0.02)             (0.03)
                                                            ======             ======

WEIGHTED AVERAGE COMMON STOCK
 OUTSTANDING   -  Basic and diluted                    22,210,394         21,872,355
                                                       ==========         ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                       INTERNET VIP, INC. AND SUBSIDIARIES
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED AUGUST 31, 1999
                               AND FOR THE PERIOD
              FROM INCEPTION (NOVEMBER 13, 1998) TO AUGUST 31, 1999
                                   (Unaudited)
                                    (U.S. $)




                                                                                             For the
                                                                       For the Six          Period from
                                                                       Months ended         Inception to
                                                                       Aug. 31, 1999        Aug. 31,1999

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                         $  (667,384)           $  (886,394)
      Adjustments to reconcile net loss to net cash
         used in operating activities
         Amortization of deferred compensation                              50,000                 50,000
         Noncash consulting fees                                           237,500                237,500
         Changes in operating assets and liabilities
               Other current assets                                        (62,429)               (63,230)
               Accrued expenses                                            (24,408)                43,850
                                                                          ----------          ------------
         Net cash used in operating activities                            (466,721)              (618,274)

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                  (225,440)              (250,440)
                                                                          ---------          -------------
         Net cash used in investing activities                            (225,440)              (250,440)

CASH FLOWS FROM FINANCING ACTIVITIES
     Stockholders' capital contribution, net                               499,047                899,224
                                                                        ------------          -----------
         Net cash provided by financing activities                         499,047                899,224
                                                                          ----------          -----------

         Net increase (decrease) in cash and cash equivalents             (193,114)                30,510

CASH AND CASH EQUIVALENTS, beginning of period                             223,624                      0
                                                                           ---------              -------

CASH AND CASH EQUIVALENTS, end of period                               $    30,510            $    30,510
                                                                           =======                =======

NONCASH FINANCING ACTIVITIES:
     Common stock issued for consulting services                        $  237,500             $  337,500
                                                                         ==========            ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                       INTERNET VIP, INC. and SUBSIDIARIES
                          (a development stage company)
                    NOTES TO CONSLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 1999
                                   (unaudited)
                                    (U.S. $)


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair representation of the Company's financial position at August 31, 1999 and the results of its operations for the three and six months period ended August 31, 1999, and its cash flows for the six-month period ended August 31, 1999. All such adjustments are of a normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company' annual financial statements. Results of operations for the three and six months period ended August 31, 1999 are not necessarily indicative of the operating results that may be expected for the year ending February 29, 2000.

         For further information, refer to the consolidated financial statements for the fiscal year ended February 28, 1999 and notes thereto included in the Company's Form 10-SB file with the Securities and Exchange Commission.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Item 2.           Plan of operations

The following discussion should be read in conjunction with the financial statements and related notes that are included under Item 1. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to complete development and then market our services, competitive factors and other risk factors as stated in other of our public filings with the Securities and Exchange Commission.

Whereas this report is for the three and six month period ended August 31, 1999 and was due October 15, 1999, it is first being filed on or about May 26, 2000. You are directed to the Company's filing on May 26, 2000 of Amendment No. 3 to Form 10-SB for more information about the Company. Accordingly, this section will primarily discuss the Company's position as of the filing date, as opposed to the due date.

                 During the three and six months period ending August 31, 1999, the Company had incurred an operating loss of $382,608 and 667,384, respectively, and has accumulated deficit at August 31, 1999 of $886,394.
The expenditures in this quarter were primarily on travel to further business development in Russia, open an office in Moscow, and consulting services related to future financing activities.

                  During the quarter, IVIP commenced the Russian segment of its business. This division will operate through IVIP's 80% owned subsidiary Intertel XXI. IVIP leased space to house its switching center in Moscow and a sales and marketing office. The rent for this space is approximately $4,700 per month. The Company also expended approximately $52,000 to develop a marketing and advertising plan for the promotion of the Company's services in Russia.

                  The monthly financial requirements for the Company, not including the cost of the leases for fibre-optic lines, and not including management and senior consultant salaries and fees, for both the Montreal and Moscow offices are estimated to be $27,000. Management and senior consultant salaries and fees are currently $20,000 per month. However, from October 1, 1999 until May 1, 2000, management agreed to postpone receiving their salaries.

                   The Company has installed its equipment and built the network required for the first phase of its business objectives, its network centers.
The Company has begun the process of signing up users and anticipates revenues to begin in May 2000.

                   During 1999 the Company completed private offerings in which it netted approximately $1,200,000. The bulk of the proceeds were used to purchase and install equipment for our facilities in Moscow and Montreal, Canada, to finance trips to develop the Company's business in Russia, and network leasing costs.

                   The Company does not expect to conduct any product research and development and we have purchased all the equipment we need to install in our current facilities. The Company intends to retain marketing and public relations consultants as necessary, and to hire additional staff if warranted by its sales volume on an as needed basis.

                   The Company intends to expand its operations into St. Petersburg once the Moscow facility is operational using cash flows generated by the Moscow facility and additional financing. We have issued a purchase order for the necessary equipment and anticipate installation to commence in the summer of 2000. While the Company will not have to pay for the equipment for six months and believes it will be able to pay for the equipment out of then existing cash flows, the Company anticipates requiring approximately $125,000 to finance startup costs for the new facility.

                  Beginning on March 16, 2000, the Company commenced a new private placement of up to $1,500,000. As of May 25, 2000, $613,500 had been raised. Total costs for each new facility including equipment, installation, marketing and office personnel is currently estimated at $300,000. The balance of this funding, if successful will be utilized for advertising and marketing to address the retail prepaid phone card market. To date, the Company has not spent any funds on any additional facilities.

                  The Company's business plan currently calls for expansion into other markets, such as Mexico, Cuba, India and Vietnam, if and when opportunities present themselves and as funding permits. During the next twelve months, the Company intends to use the same formula for financing any expansions, i.e., external funding for startup costs and internal financing for operations. Other than as described, the Company does not currently anticipate funding its growth with additional public financings, except in the event an unexpected and unusual opportunity is presented.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

                  None.

Item 2. Changes in Securities

                  During the quarter, the Company sold 150,000 shares of restricted common stock priced at $0.50 per share. These shares were issued pursuant to the exemption from registration contained in Regulation S of the Act.

                  During the quarter, the Company issued 275,000 shares of restricted common stock to 2745-2515 QUEBEC INC., as payment for public relations services. These shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Act.

Item 3. Defaults Upon Senior Securities

                  None.

Item 4. Submission of Matters to Vote of Security Holders

                  None.

Item 5. Other Information

                  None.

Item 6. Exhibits and Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

INTERNET  VIP, INC.




By:  /s/Ilya Gerol

     Ilya Gerol, Chairman of the Board


May 25, 2000