Form 10QSB
period 1999-11-30
INTERNET VIP INC
filed 2000-07-06
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                For the quarterly period ended November 30, 1999

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

YES [X]    NO [  ]

As of November 30, 1999 the Registrant had 22,925,555 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                       INTERNET VIP, INC. AND SUBSIDIARIES
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEET
                             AS OF NOVEMBER 30, 1999
                                   (Unaudited)
                                    (U.S. $)

                                     ASSETS

CURRENT ASSETS
         Cash and equivalents                                     $   111,629
         Other current assets                                          78,257
                                                                  -------------

                  Total current assets                                189,886

PROPERTY AND EQUIPMENT                                                287,160
                                                                   ------------

                  TOTAL ASSETS                                     $  477,046
                                                                      =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable and accrued expenses                   $     36,130
         Loans payable                                                 27,604
                                                                  -------------
                  Total current liabilities                            63,734


STOCKHOLDERS' EQUITY
         Common Stocks, $0.0001 par value; 50,000,000 shares
               authorized; 22,925,555 shares issued and outstanding     2,293
         Additional paid-in capital                                 1,523,262
         Deferred compensation                                        (25,000)
         Accumulated deficit                                       (1,087,243)
                                                                   ------------

                  Total Stockholders' equity                          413,312
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  477,046
                                                                      =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS BALANCE SHEET

                       INTERNET VIP, INC. AND SUBSIDIARIES
                          (A development stage company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 1999
                             AND FOR THE PERIOD FROM
               INCEPTION (NOVEMBER 13, 1998) TO NOVEMBER 30, 1999
                                   (Unaudited)
                                    (U.S. $)



                                                                                        For the
                                                      For the Three      For the Nine   Period from
                                                      Months ended       Months ended   Inception to
                                                      Nov. 30, 1999      Nov. 30,1999   Nov. 30,1999


Operating Expenses
   Management salaries and fee related expenses         $ 2,500           $  60,540       $ 75,207

   Marketing and advertising expenses                         0              89,100         94,330

   Travel                                                52,871             155,812        251,259

   Professional fees                                     31,560             342,014        426,350

  Amortization of deferred compensation                  25,000              75,000         75,000

  Other                                                  80,585             137,434        156,764
                                                     -------------       ------------     ----------

         Total operating expenses                       192,516             859,900      1,078,910
                                                        -------             -------      ---------
Operating loss for the period                          (192,516)           (859,900)    (1,078,910)

   Interest expenses                                      8,333               8,333          8,333
                                                     -------------       ------------   -------------

Net loss for the period                              $ (200,849)         $ (868,233)  $ (1,087,243)
                                                       =========           =========    ===========

BASIC AND DILUTED NET LOSS PER SHARE                 $    (0.01)         $    (0.04)
                                                          ======              ======

WEIGHTED AVERAGE COMMON STOCK
OUTSTANDING - Basic and diluted                      22,451,788          22,065,499
                                                     ==========          ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                       INTERNET VIP, INC. AND SUBSIDIARIES
                          (A development stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999
                               AND FOR THE PERIOD
             FROM INCEPTION (NOVEMBER 13, 1998) TO NOVEMBER 30, 1999
                                   (Unaudited)
                                    (U.S. $)



                                                                                             For the
                                                                       For the Nine          Period from
                                                                       Months ended          Inception to
                                                                       Nov. 30, 1999         Nov. 30,1999

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                         $  (868,233)          $(1,087,243)
      Adjustments to reconcile net loss to net cash
         used in operating activities
         Amortization of deferred compensation                              75,000                75,000
         Non-cash consulting fees                                          252,500               252,500
         Non-cash interest                                                   8,333                 8,333
         Changes in operating assets and liabilities
               Other current assets                                        (60,789)              (61,590)
               Current liabilities                                         (29,524)               38,734
                                                                           --------             ---------
                  Net cash used in operating activities                   (622,713)             (774,266)
                                                                         ------------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                  (262,160)             (287,160)
                                                                          ---------             ---------
                  Net cash used in investing activities                   (262,160)             (287,160)
                                                                          ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
                  Stockholders' capital contribution, net                  747,878             1,148,055
                  Short-term borrowings                                     25,000                25,000
                                                                        -------------          -----------
                  Net cash provided by financing activities                772,878             1,173,055
                                                                           -------             ---------

                  Net increase (decrease) in cash and cash equivalents    (111,995)              111,629

CASH AND CASH EQUIVALENTS, beginning of period                             223,624                     0
                                                                          ---------              -------

CASH AND CASH EQUIVALENTS, end of period                                $  111,629            $  111,629
                                                                         ==========           ==========

NONCASH FINANCING ACTIVITIES:
     Common stock issued for non-cash consideration                     $  277,500             $ 377,500
                                                                         ==========           ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                       INTERNET VIP, INC. and SUBSIDIARIES
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 1999
                                   (unaudited)
                                    (U.S. $)

1.       Basis of presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair representation of the Company's financial position at November 30, 1999 and the results of its operations for the three and nine months period ended November 30, 1999, and its cash flows for the nine month period ended November 30, 1999. All such adjustments are of a normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three and nine months period ended November 30, 1999 are not necessarily indicative of the operating results that may be expected for the year ending February 29, 2000.

         For further information, refer to the consolidated financial statements for the fiscal year ended February 28, 1999 and notes thereto included in the Company's Form 10-SB filed with the Securities and Exchange Commission.

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

2.       Loan payable

         On October 1, 1999, the Company entered into a $25,000 loan agreement with a non-affiliated party. Pursuant to the agreement the Company issued the lender 50,000 shares of common stock in lieu of interest. The fair value of these shares of $25,000 was recorded as prepaid interest and will be amortized over the six months term of the loan.

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

                  Whereas this report is for the three and nine month period ended November 30, 1999 and was due January 15, 2000, it is first being filed on or about June 30, 2000. You are directed to the Company's filing on May 26, 2000 of Amendment No. 3 to Form 10-SB for more information about the Company. Accordingly, this section will primarily discuss the Company's position as of the filing date, as opposed to the due date.

                  Internet VIP, Inc. (hereafter, the "Company" or "IVIP") was formed in November, 1998, to sell long distance international telephone services using the new technology, Voice over Internet Protocol ("VoIP"). From its controlling Switching Center in Montreal, Canada, calls are to be routed from anywhere in North America to anywhere in the world using VoIP technology. The first phase of operations plans to encompass calls, primarily, from North America to St. Petersburg and/or Moscow, and vice versa.

                  The Company during the quarter was still a development stage company and as yet had no revenues. Revenues, on a small scale, commenced during April 2000. At this stage in the Company's development, IVIP is still mostly dependent on external financing.

                  IVIP established its business presence in Montreal, with the opening of an office at 1155 University Avenue Suite 602 in February, 1999. The Montreal office has become the Company's worldwide headquarters and the hub of its telecommunications network.

                  During the three and nine months period ending November 30, 1999, the Company incurred an operating loss of $200,849 and $868,233, respectively, for an accumulated deficit, since inception of $1,087,243. The expenditures in this quarter were primarily for travel to further business development in Russia, to oversee the installation of switching equipment in Moscow, and consulting services related to future financing activities.

                   During 1999 the Company completed private offerings in which it netted approximately $1,200,000. The bulk of the proceeds were used to purchase and install equipment for its facilities in Moscow and Montreal, Canada, to finance trips to develop the Company's business in Russia, and network leasing costs.

                   Also, during this quarter the Company borrowed $25,000 for six months, from a non-affiliated party. Interest on this loan is to be paid in the form of 50,000 common shares.

                   The Company has installed its equipment and built the network required for the first phase of its business objectives. The Company has begun the process of signing up users and revenues began in April 2000.

                  In the quarter, IVIP sales personnel, both Canadian and Russian, continued to visit with potential customers in Russia, primarily in the government and industrial sectors, in ongoing efforts to obtain letters of interest or letters of intent in anticipation of the network becoming operational.

                  The monthly financial requirements for the Company, not including the cost of the leases for fibre-optic lines, and not including management and senior consultant salaries and fees, for both the Montreal and Moscow offices are estimated to be $27,000. The Company at the quarter end had approximately $112,000 cash and cash equivalents.

                  Management and senior consultant salaries and fees are currently $20,000 per month. However, effective October 1, 1999, and until May 1, 2000, management had agreed to postpone receiving their salaries. To further reduce overhead costs, management will seek to reduce rent and related expenses for the office in Montreal.

                  Monthly payment for network lines began upon successful installation of our equipment and operating of the two centers. This occurred around December 31, 1999. From that time onward IVIP is required to pay out approximately $60,000 per month for dedicated line leases. The commencement of utilization of leased lines will require additional capital, which the Company will seek to obtain through private placements. There is no assurance that IVIP will obtain any of this financing.

                  IVIP has no plans to conduct any research and development nor to expend any additional funds on plant and equipment in the near term, except as indicated above. As well, the Company does not anticipate realizing any income from the sale of any plant or significant equipment.

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

                   Beginning on March 16, 2000, the Company commenced a new private placement of up to $1,500,000. As of June 25, 2000, $618,500 had been raised. Total costs for each new facility including equipment, installation, marketing and office personnel is currently estimated at $300,000. The balance of this funding, if successful will be utilized for advertising and marketing to address the retail prepaid phone card market. To date, the Company has not spent any funds on any additional facilities.


                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

                  None.

Item 2. Changes in Securities

During the quarter, the Company sold 497,660 shares of restricted common stock priced at $0.50 per share. These shares were issued pursuant to the exemption from registration contained in Regulation S and Regulation D of the Act.

Also, during the quarter, the Company agreed to issue 50,000 shares of restricted common stock to Avic Technologies as interest payment for a loan made to the Company, These shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Act.

Also, during the quarter, the Company agreed to issue 30,000 shares of restricted common stock to various individuals, in lieu of monies owed to them for consulting services rendered to the Company. These shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Act.

Item 3. Defaults Upon Senior Securities

                  None.

Item 4. Submission of Matters to Vote of Security Holders

                  None.

Item 5. Other Information

                  None.

Item 6. Exhibits and Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter for which this report is being filed.

         A financial data schedule is filed herewith as an exhibit.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Internet VIP, Inc.
(registrant)

By: /s/ Ilya Gerol, Chairman of the Board
(signature & title)

June 30, 2000
(date)