Form 10KSB
period 2000-02-29
INTERNET VIP INC
filed 2000-08-15
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-KSB
                Annual report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the Fiscal Year ended February 29, 2000

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

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            $.0001 par

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES [  ]    NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The issuer had no revenues for its most recent fiscal year.

The  aggregate  market  value of  voting  stock  held by  non-affiliates  of the
Registrant:

                  Indeterminate - No existing market

As of February 29, 2000, the Registrant had 23,351,027 shares of its Common Stock outstanding.

ITEM 1.           BUSINESS

The following discussion should be read in conjunction with the financial statements and related notes which are included elsewhere in this report.
Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, competition and our ability to market our product.

(a) Business Development

         Internet VIP, Inc. (the "Company"), a Delaware corporation, was organized on November 13, 1998. The Company has not been involved with any bankruptcy, receivership or similar proceedings. The Company has not had any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets that is not in the ordinary course of business.

(b) Business of Issuer

The Company

         The Company was formed to sell international long distance telephone services using the new technology, Voice over Internet Protocol ("VoIP").

         The Company's revenues are expected to be derived from two distinct, yet complementary markets:

1. (Wholesale) Providing carrier and termination services, worldwide, for other telecom companies, at competitive rates; and

2. (Retail) Providing telephone calling origination and termination, at attractive prices, servicing areas of the world that currently have expensive and/or poor quality long distance service. Competitive rates are to be achieved by using low-cost Internet Protocol gateways and taking advantage of the efficacy of VoIP technology.

         Currently the Company owns three IP telephony gateway centers, in Montreal, Canada, Moscow, and St. Petersburg (Russia). The three centers serve as the core switches that allow calls to be routed from anywhere in North America or from Russia to over 240 countries and territories at very low cost. The St. Petersburg center is currently undergoing testing and is expected to be ready for commercial traffic in September 2000.

         The Company will initially be servicing two different groups of customers, and both groups will access the Company's technological platform in a different manner.

         For the first customer group, wholesale customers, the Company receives long distance traffic in bulk at its center in Montreal to be routed and terminated, mostly in Russia (Moscow and St. Petersburg). Additionally, through contracts with tier one carriers, the Company has the capability to terminate bulk traffic in other parts of the world. There is relatively little overhead cost to the Company for this type of service, and the Company basically receives a price differential as its fee for providing the service.

         The second group of customers will be retail. In the first phase of operations to address this marketplace the Company has established business operations in Russia, and is focusing on outbound long distance traffic from Russia, primarily originating in Moscow and St. Petersburg.

         Customers in Russia can be characterized into three subgroups. The first customer subgroup is government ministry and related agencies. The second group are large users derived from industry that are to receive preferential rates. And finally, the third group of customers are individuals or small corporate users that will have purchased prepaid calling cards or contracts. As with most prepaid calling card systems, the customer places a call from any telephone in Russia, by dialing a local access number to reach the Company's equipment and then inputs his card number and personal identification number ("PIN"). The Company's equipment will validate the card number and PIN and then give the caller a second dial tone allowing him to make the long distance call.

         For all types of customers, the Company's technology and equipment will process these steps in milliseconds and the customer will be unable to detect the difference between a traditional long distance call between Moscow and the world and a call utilizing the Company's system. The process for a call to Moscow originating in North America over the Company's system operates the same way with the customer calling an "800" number to access the Company's North American platform in the same manner as if he were using a conventional calling card.

         All of the Company's technology is state of the art, but the Company is not dependent on any one vendor in particular. For the hardware in the switching centers in Montreal, St. Petersburg and Moscow, the Company is using a configuration and equipment designed by Ericsson Inc. For the trans-Atlantic fiber optic E-1 lines, the Company has signed a lease with Metrocom (of Russia) to provide the requisite dedicated fibre-optic circuits between these two cities and Montreal. The lease is for one year and currently costs US$429,600 per year. By September 2000, the Company anticipates leasing additional E-1 lines between St. Peterburg and Montreal and St. Petersburg and Moscow. The Company expects at that time that each international line will cost US$32,000 per month and the Russian domestic line to cost US$6,000 per month.

         The Company operates through a wholly owned Canadian subsidiary corporation, V.I. Internet Telecommunications Inc. ("V.I. Internet"). V.I.
Internet owns and operates the Canadian switching center, and owns 80% of a Russian subsidiary, Intertel XXI, established to manage the Company's center in Moscow. In Moscow, the remaining 20% of the Russian subsidiary is owned by the "Special Technique and Communication Services Institute", a division of the Ministry of Interior of Russia. The strategy of teaming with a prominent Russian government agency in Moscow should give V.I. Internet access to as many local lines as becomes necessary in Russia, and their assistance in obtaining contracts for outbound traffic from most, if not all, government and related agencies within the Russian Federation. The St. Petersburg operation is currently wholly owned, but the Company is looking for a local shareholder that could deliver business.

         The  Company,  through  V.I.  Internet,  has  letters  of  intent  with
governmental  and  industrial   entities  expressing  an  interest  to  purchase
telephone  service  for calls from  Russia to the world.  The  network  has been installed and tested and is now fully functional. The Company has begun the process of converting the letters of intent to firm contracts. If the Company is successful in converting these letters to firm contracts, the Company anticipates that by the end of the first year of long distance service between Russia and the world the Company will be providing 1,500,000 minutes of long distance traffic per month. However, there can be no assurance that such usage and/or revenue levels, if any, will be attained.

Our Technology

         Conventional telephone service (PSTN) is a circuit-switched technology. When a call is placed, the system switches open a direct connection between the sender, and then over a series of switching facilities, to the receiving party. The connection remains open during the duration of the telephone call. Since no one else can use the circuit while a call is in progress, more circuits are required, which leads to inefficiency and expense. This, together with high tariffs in many jurisdictions, are the basic reasons why telephone companies, and the intermediate switching companies, charge high prices for their services.

         Internet Protocol (IP) telephony is a packet-switched technology, the basis of all Internet communication. IP breaks network data up into small chunks or packets, which is then sent out on the Net. These packets are routed using the most expedient path available at the time, until they reach their destination. The data can consist of e-mail, video, and for our purposes--voice. Additionally, IP compression techniques allow five to ten times the number of voice calls over the same bandwidth as compared to traditional circuit-switched voice traffic, substantially reducing the cost of carrying this traffic.

         Thus, a caller does not have to place a conventional long-distance telephone call to reach a party anywhere in the world, since with IP telephony, every call is simply a "voice" e-mail away. The caller initiates a local call to a specialized switching center or gateway connected to an IP provider. The call travels over the Internet to the receiver's geographic area and a switching center in that area completes the call over that local's telephone lines. A growing number of individuals, governments, and corporations are using this technology every day to send data, voice conversations, and even money.

         To avoid the congestion problems on the Net, the Company's telephone traffic does not in fact use the Net. The Company provides its calling services through dedicated secured international private lines, expandable as necessary, assuring a controlled circuit, and giving a high quality of service (QOS) both in clarity and reliability of transmission. Unlike the Internet, the routing of calls through the Company's network travel over minimal routes to arrive at the final destination and is not hindered by volume of traffic over the Net.

Competition

         To date, large companies have not become involved with Internet Telephony in Russia. However, there are several small companies (Global M, Maxima, Mos-Teleinternet) which serve several localities within Downtown Moscow. The Company believes that all of these small companies work on a "call back" principle which is illegal under Russian law. The main problem these companies face is the necessity to get special licenses from the Ministry of Communications. They do not currently have these licenses and we believe they are unlikely to receive them in the near future as no law has been introduced in that regard. Accordingly, competitors will not be able to legally operate without great difficulty in the Russian market prior to approximately at least the year 2002 when the market may first start to become officially deregulated. Meanwhile, we have an agreement with the Ministry of Interior, which has its own telephone system independent of the Ministry of Communications.

Background on the Industry in Russia

         Ninety   (90%)   percent  of  Russian   telecommunication   systems  is
concentrated in the hands of the Ministry of Communication of Russia. The current Minister is Mr. M. Reyman. The previous minister, Mr. Bulgak, introduced the bulk of the current rules and regulations regulating the telecommunication industry. Mr. Bulgak also was the former deputy Prime Minister. All telecommunication activity in Russia is based on licensing. "Rostelecom", a state company with some private capital participation, has the major license. This license allows "Rostelecom", through its municipal affiliates, to concentrate telephone communication on in-country land line networks and on the use of satellites in cooperation with the major transnational networks. Internet-telephony, specifically Voice over Internet Protocol based communications, however, had not been subjected to licensing until year 1999. In his meeting with Dr. Ilya Gerol on February 21, 1998, Mr. Bulgak repeated his previous stated positions that voice-over-internet-protocol did not require licensing because the policy was aimed at encouraging the development of this advanced type of telecommunications. However, in 1999, Mr. Reyman, the new Minister of Communications, changed this policy and internet-telephony companies operating in the Russian market are to be licensed. At that time, he signed the first and, to date, the only such license with Intertel XXI, our Russian subsidiary.

         Mr. Reyman's letter also announced that the licensing is the first step to the deregulation of the internet-telephony activities scheduled to take place in the year 2002. When asked by Dr. Gerol, Mr. Reyman explained that deregulation was necessary to bring about a more competitive market. However, the position of the Minister is that initially the license should be issued on an exclusive basis to permit this technology (internet-telephony) to prove itself in the marketplace. This second meeting took place on October 21, 1999 in Moscow.

         The Ministry of Interior operates its own telephone system independently of the Ministry of Communication due to the specific nature of the activities of the Ministry. The Ministry's primary functions are focused on law and order issues and on that basis, historically, in the USSR and now in Russia, the Ministry had been authorized to run its own communication system independent of the general public network, subject to different industrial and political terms. The Ministry of Interior has also been authorized, and continues to be, to run the network directly serving the government and presidential office. For that purposes the Ministry had purchased the Israel made system Tediran. By virtue of having access to this self-contained network, any agreements made by the Company with the Ministry of Interior and its wholly owned enterprise "Special Technique and Communication Services Institute" can be approved directly by the government and need not require specific permission from the Ministry of Communication. However, it was decided that since "foreign" entities are part owners of Intertel XXI, obtaining specific approval from the Ministry of Communications would be judicious. Thus, with the active support of our partners, the Ministry of Interior, Intertel XXI did in fact, obtain from the Ministry of Communications the first and only license for the specific internet-telephony activities provided by the Company.

         As a result, any agreements made by the Company with the Ministry of Interior and its wholly owned enterprise "Special Technique and Communication Services Institute" have been immediately approved by the government and did not require specific permission from the Ministry of Communication. In fact, the license for internet-telephony activities provided by the Company was signed by the Ministry of Communications upon our first requesting support from our partners, the Ministry of Interior.

Russian Market Today

         Three segments of the market are targeted by our project: governmental, commercial (foreign and joint venture enterprises, Russian companies and Russian branches of non-Russian companies) and private individuals who will buy pre-paid calling cards. Estimates of the volume of Russian international communications market is placed at 900 million minutes for the year 1997, (Source:
Telegeography). Over the next 2 1/2 years we hope to capture 10-15% of our targeted markets in Moscow.

Terms of Payment and Currency

         Russian currency today is the ruble. The current conversion rate is approximately 28.5 rubles a dollar. Despite such a rate the ruble is more stable than it was after the August 17, 1998 crisis and is expected by many currency traders to continue to exchange between 25 and 32 rubles a dollar for the foreseeable future. During most of 1999, the conversion rate was between 23-28.5 rubles a dollar.

         The ruble is a convertible currency and can be freely exchanged into any hard currency. Money may be transferred to foreign countries as part of joint ventures without any obstacles.

         All payments for our services will be based on the pre-payment principle as exists today throughout the Soviet Federation. Payments will be automatically transferred from the Central Bank in Moscow on a daily basis, as per instructions.

         Our Moscow shareholder is the Special Technical and Communication Services Institute of the Ministry of Interior of Russia. The Russian Ministry of the Interior is the strongest and most stable organization within the Russian structure with its own telephone lines and communication services that include governmental, presidential and other segments.

         Our Moscow shareholder contributes the following:

             *The premises where the equipment is housed with complete security;

             *Proper  distribution system through already existing channels
              within  the   Ministry's   telephone   network   covering  the
              governmental segment;

             *Unlimited fiber optic access to the Moscow telephone network: and

             *A level of credibility  that is very important for commercial success.

         The leading executives of the Russian shareholder of our Moscow subsidiary are Major-General V. Khimitchev, V. Martinov and R. Mananov, all of whom hold PhD degrees and have done post graduate studies in the US and are specialists in Russia in the field of communications. Messrs. Khimitchev, Martynov and Mannanov are the senior executives of the Russian state enterprise "Technique and Communications" within the structure of the Ministry of Interior. Mr. Khimitchev is the Director General of this enterprise as well as being the Senior Communication Executive of the Ministry of Interior. Messrs. Martynov and Mannanov are his deputies. This enterprise is the owner of 20% of Intertel XXI, the Company's Russian subsidiary.

         The activities of our subsidiary have been negotiated according to the Russian Law of Joint Ventures and Law of Investments. According to the evaluation of IMF (statement of M. Comdecu, the president of IMF on January 17 in the interview to the Russian news agency, Interfax Agency) these laws are the most liberal laws of that kind in Europe. However, while problems may exist for many foreign enterprises involved with Russian companies, in our case, the Russian shareholder of our subsidiary is the Ministry of Interior which is reputable and is much better organized than the average Russian entity. The Russian Law of Joint Ventures of March 1995 sets the basic regulations on which corporations involving foreign companies and Russian companies are to operate. The law does not limit a Russian company with regard to the presence of Russian or foreign capital. The law also does not limit the foreigners' participation on Executive Boards or other executive functions. The law states, however, that the economic and financial activities of joint ventures are generally based on Russian law, by-laws and regulations, provided that they do not contradict the basic principals of international law.

         Intertel XXI, the name of our Russian subsidiary, has 80% of North-American capital and 20% of the Russian participation and, consequently, is run by the Executive Board consisting of North-American members. This entity does not violate the Russian laws of joint ventures.

         The law of foreign investments provides, in theory, a proper protection for investments and investors similar to the investment laws of European countries such as France, Italy or Poland. In practice, however, the problems in the implementation of the law could at times be complicated by the huge and often corrupt bureaucratic apparatus of Russia. However, in the case of our subsidiary Intertel XXI, the problem has been minimized because the members of the Russian entity that is the local shareholder are the leading communication team in Russia and are senior officers in the Ministry of Interior of the Russian Federation, whose primary responsibility is to fight corruption. The above notwithstanding, no assurance can be given that the Company will actually benefit from this body of law.

         At present, a marketing plan for the Company's Russian operations is being developed in Moscow by Iskra Service, a prominent advertising and marketing company in Moscow. The plan is to capture Industrial usage of long distance needs; and commence the introduction of an economical pre-paid telephone card to the general public.

         Our Russian shareholder will assist in promoting and selling the pre-paid card to all government agencies, through billboards, television media and print media.

         An extremely important feature of the Company's anticipated revenue stream is that, after an initial introductory period, all sales will be prepaid by the customers on a monthly basis and customers will be required to sign Usage Commitment Contracts.

         The Company is in the process of analyzing the long distance traffic between Russia and Europe. However, there can be no assurance that any business will develop in this market.

         On the North American side, the Company has entered into a Maintenance and Operating Agreement with Bridgepoint Enterprises Inc., a Montreal, Quebec corporation. Pursuant to the Agreement, after the Company purchases the necessary equipment to establish a switching center, Bridgeport will build and install the Company's center in its facility and will continue to operate and maintain the center for a monthly fee of US$8,000. In April 1999, Bridgeport completed the installation of the Company's equipment and the center became operational.

         In June 1999, the Company entered into a one year renewable contract with Metrocom, a closed joint stock company, to provide a Trans-Atlantic Fiber Optic E-1 Line for dedicated circuits at an annual cost of US$429,600. The contract provides for the fee to be reduced if international tariffs for Trans-Atlantic Lines decline. The Company currently anticipates that rates will decline by the spring of 2000 due to world-wide market conditions. If this occurs, it should lower the Company's expenses and ease the burden of its cash flow requirements.

         The founders and principals of the Company believe that they have put together a team having the experience and the extensive network of contacts to build and operate a premier long distance service between the former Soviet Union countries, North America and Europe. Their proven entrepreneurial record and motivated energy will hopefully establish the Company as a prominent telecommunications company, especially in the former Soviet Union countries, resulting in a commercially successful enterprise.

         The Company, including its Russian subsidiary, currently has three full time employees and eight part time employees. The Company anticipates hiring ten additional employees over the next six months. The Company does not expect to incur any material costs in complying with environmental laws.

ITEM 2.  PROPERTIES

         The Company maintains its corporate offices at 1155 University Street, Suite 602, Montreal, Canada where we have approximately 1,550 square feet at an annual rental of US $24,000, including all utilities and applicable taxes. The property is subleased by a two year lease expiring January 31, 2001. The sublet may be terminated by the Company at the end of any year without penalty.

         The Montreal property is leased from an entity controlled by Dr. Gerol and Mr. Makarov, directors of the Company, at a rate the Company believes is the going rate for similar space.

         Our Moscow facility is comprised of approximately 160 square meters (approximately 1,750 sq.ft.) and is located at 19-7 Starovagankovski Perealok, Moscow, Russia where we pay US$3,100 per month under a three year lease.

ITEM 3.  LEGAL PROCEEDINGS

         The  Company  is  not   currently   involved  in  any  material   legal
proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market Information

         There  is  currently  no  public   trading  market  for  the  Company's
securities.

         As of February 29, 2000, the Registrant had 23,351,027 shares of its Common Stock outstanding and 600,000 Class A Warrants issued and outstanding. Each Warrant entitles the holder to purchase one share of restricted Common Stock at an exercise price of US$1.50, subject to adjustment, until December 31, 2002. The shares underlying the Warrants have no registration rights. As of February 29, 2000, the Company also had US$55,000 in short term loans outstanding which are convertible, at the lender's option, into an aggregate of 170,000 shares of Common Stock.

         Of the 23,351,027 shares of common stock outstanding, 21,689,728 are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us.

A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

(b) Holders

         On February 29, 2000, there were 132 holders of the Company's common stock, and one holder of the Company's Class A Warrants.

(c) Dividends

         The Company has had no earnings to date, nor has the Company declared any dividends to date. The payment by the Company of dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not declared any cash dividends since inception.

ITEM 6.  PLAN OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and related notes which are included elsewhere in this report. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, competition and our ability to market our product.

         The following selected financial data for the year ending February 29, 2000 is derived from the Company's audited financial statements included elsewhere herein. The following data should be read in conjunction with the financial statements of the Company. All dollar figures in this section are in US denominations.

Statement of Operations Data

                                    Year Ended
                                    February 29, 2000

Net Revenues                                  -0-
Operating Expenses                   $(1,395,442)
General and Administrative
         Expenses                        (83,033)
Income Taxes                                  -0-
Net Loss                              (1,451,275)
Loss Per Share                            $(0.07)

Balance Sheet Data

                                    February 29, 2000

Working Deficit                           $(256,699)
Total Assets                                417,135
Total Liabilities                           294,174
Stockholders' Equity                      $ 122,961

         Whereas this report is for the year ending February 29, 2000, and was due June 1, 2000, it is first being filed on or about July 25, 2000. You are directed to the Company's filing on May 26, 2000 of Amendment No. 3 to Form 10-SB for more information about the Company. Accordingly, this section will primarily discuss the Company's position as of the filing date, as opposed to the due date.

         Internet VIP, Inc. (hereafter, the "Company" or "IVIP") was formed in November, 1998, to sell long distance international telephone services using the new technology, Voice over Internet Protocol ("VoIP"). From its control center in Montreal, Canada, calls are to be routed from anywhere in North America to anywhere in the world using VoIP technology. The first phase of operations plans to encompass calls, primarily, from North America to St. Petersburg and/or Moscow, and vice versa.

         The Company during the year was still a development stage company and as yet had no revenues. Revenues, on a small scale, commenced during April 2000. At this stage in the Company's development, IVIP is still mostly dependent on external financing.

         IVIP established its business presence in Montreal, with the opening of an office at 1155 University Avenue Suite 602 in February, 1999. The Montreal office has become the Company's worldwide headquarters and the hub of its telecommunications network.

         During the year ending February 29, 2000, the Company incurred an operating loss of $1,451,275, for an accumulated deficit since inception of $1,670,285.

          During the period from January, 1999 and until March 15, 2000, the Company completed private offerings for gross proceeds of approximately $1,200,000. The bulk of the proceeds were used to purchase and install equipment for its facilities in Moscow and Montreal, Canada, to finance trips to develop the Company's business in Russia, and network leasing costs.

          Also during the year, the Company incurred short term loans. $55,000, that included $10,000 from an affiliate, remained outstanding at year end. Interest on these loans is to be paid in common shares.

          The Company has completed installation of its equipment and built the network required for the first phase of its business objectives. The Company has begun the process of signing up long distance telephone users and revenues began in April 2000, albeit on a small scale.

          During the year, IVIP sales personnel, both Canadian and Russian, continued to visit with potential customers in Russia, primarily in the government and industrial sectors, in ongoing efforts to obtain letters of interest or letters of intent in anticipation of the network becoming operational.

         The monthly financial requirements for the Company, not including the cost of the leases for fibre-optic lines, and not including management and senior consultant salaries and fees, for both the Montreal and Moscow offices are estimated to be $5,100. The Company at June 30, 2000 had approximately $97,000 in cash and cash equivalents.

         Commencing May 1, 2000 management and senior consultant salaries and fees will be approximately $23,000 per month.

         Monthly payments for network lines began upon successful installation of our equipment and operation of the initial two centers. This occurred around December 1, 1999. From that time onward IVIP is required to pay approximately $35,800 per month for dedicated line leases. The commencement of utilization of leased lines will require additional capital, which the Company will seek to obtain through private placements. There is no assurance that IVIP will obtain any of this financing.

         IVIP has no plans to conduct any research and development nor to expend any additional funds on plant and equipment in the near term, except as indicated above. The Company does not anticipate realizing any income from the sale of any plant or significant equipment.

          The Company has expanded its operations into St. Petersburg and the facility is expected to become fully operational in September 2000. The current budget calls for approximately $40,000 to cover the final testing and the first three months of operational expenses.

          Beginning on March 16, 2000, the Company commenced a new private placement of up to $1,500,000. As of June 30, 2000, $643,900 had been raised. The bulk of the funds were used to pay down debts owed to Bridgepoint Enterprises and Metrocom of Russia. Total costs for each new facility including equipment, installation, marketing and office personnel is currently estimated at $300,000. The balance of this funding, if successful will be utilized for advertising and marketing to address the retail prepaid phone card market. To date, the Company has not spent any funds on any additional facilities.

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

ITEM 7.           FINANCIAL STATEMENTS

         The financial statements are included herein commencing on page F-1. The Company is not required to provide supplementary financial information.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
         COMPLIANCE  WITH  SECTION  16(a)  OF  THE EXCHANGE ACT

Name                                Age     Position

Dr. Ilya Gerol                      60      Chairman

Christian P. Richer                 51      President, CEO and Director

Derek Labell                        40      Vice-President, Sales
                                           (North America)

Michael MacInnis                    52      Chief Financial Officer and Director

Viatcheslav Makarov                 45      VP-Sales and Marketing (Russia) and
                                            Director

Dr. Ilya Gerol: Chairman

         Dr. Ilya Gerol is an expert in communications with over 28 years of experience. A Canadian of Russian descent, Dr. Gerol is Chairman of the Board of Directors. He has consulted to the Economic Council of Canada, and has researched and analyzed international information and economic trends, specializing in energy, communications, and the world economy. From 1991 to 1994 he was a consultant on Eastern Europe and Commonwealth of Independent States to Economic Counsel of Canada for Amberoute International Group. From 1994 to 1997 Dr. Gerol was vice president international, newsletter D.A. & G. Information and Analysis and Editor-in-Chief. Dr. Gerol has been on staff and/or visiting professor for over 14 universities throughout the world including State University of Winnipeg, University of British Columbia, Moscow State University, Hebrew University, and others.

Christian P. Richer, President, CEO and Director

         Mr. Christian Richer is the President and CEO of the Company, and is an authority in the field of telecommunications, and a marketing expert directed towards the international marketplace. Mr. Richer has 25 years of experience with Bell Canada and several of its many subsidiaries, working mostly in sales and marketing. Recently he formed his own company, C2 Marketing International, selling specialty telecommunications products. Mr. Richer brings to the Company extensive international contacts. Mr. Richer has a D.E.C. diploma from the University of Quebec.

Derek Labell: Vice-President and Director of Sales and Marketing (North America)

         Mr. Derek Labell is Vice-President and Director of Sales and Marketing (North America) and comes to the Company with over 20 years experience in sales, marketing and management. Mr. Labell has an in-depth knowledge of the North American telecommunications long distance telephone card market, including card marketing, applications, production, distribution, franchising and card application platforms. From 1995 to 1997 Mr. Labell provided consulting services to Monit International Inc. (a privately held Montreal Real Estate company owning and managing more than sixty properties throughout Eastern Canada and United States) on leasing and tenant improvement construction issues. From 1997 to present he has been director of leasing for Tidan, a privately held Montreal Real Estate company owning and managing more than fifty properties throughout Eastern Canada and in the United States.

Michael MacInnis:  Chief Financial Officer

         Mr. Michael MacInnis is the Chief Financial Officer. Mr. MacInnis received his Chartered Accountant designation in 1972 and started his own firm in 1974 where he specialized in corporate finance, income taxation and reorganizations. In addition, he has operated and consulted to many corporations throughout Canada and has successfully raised funding in excess of an aggregate of $200 million for various commercial projects. Also, he specializes in Public Corporations listed on the NASD Bulletin Board. During the last five years Mr. MacInnis has focused his efforts on developing a franchised consulting concept and providing consulting services to various companies seeking financing.

Viatcheslav Makarov: Vice President - Sales and Marketing (Russia)

         Mr. Viatcheslav is Vice-President and Director of Sales and Marketing (Russia). Mr. Makarov was trained as an engineer and his initial career was as an avionics scientist in the former Soviet Union. From 1989 through 1995 he became the chief representative of Volvo (automotive) in Russian and, as well, worked as a member of Renault bureau in Moscow. Since 1996, Mr. Makarov moved to Canada where he established and currently operates, the Interservice Group, a group of companies that consult to U.S., Canadian and European business circles on financial and industrial development within Eastern European and C.I.S. countries utilizing the many contacts and connections that he has cultivated in the last ten years in both the Russian government and industry.

(b) Significant Employees

         Mr. Christian P. Richer is the President and CEO of the Company and currently its only full time senior employee.

Indemnification of Directors and Officers

         Section 145 of the Delaware General Corporation Law, as amended, authorizes the Company to Indemnify any director or officer under certain prescribed circumstances and subject to certain limitations against certain costs and expenses, including attorney's fees actually and reasonably incurred in connection with any action, suit or proceeding, whether civil, criminal, administrative or investigative, to which a person is a party by reason of being a director or officer of the Company if it is determined that such person acted in accordance with the applicable standard of conduct set forth in such statutory provisions. The Company's Certificate of Incorporation contains provisions relating to the indemnification of director and officers and the Company's By-Laws extends such indemnities to the full extent permitted by Delaware law.

         The Company may also purchase and maintain insurance for the benefit of any director or officer which may cover claims for which the Company could not indemnify such persons.

Compensation of Directors

         No Director receives any compensation for his service as a Director.

ITEM 10.          EXECUTIVE COMPENSATION

(a) General

         Commencing May 1, 2000, Mr. Richer's salary is US$90,000 per annum. Commencing May 1, 2000, the Company has agreed to pay each of Dr. Gerol and Messrs. MacInnis and Makarov an annual salary of US$48,000.

         Except for Mr. Richer, none of the Company's other executive officers provide services on a full-time basis. No executive officer or employee of the Company is paid more than US$100,000 per year in salary and benefits. Except for Mr. Richer, the Company does not currently provide any benefits to its executive officers. A car and cellular telephone allowance amounting to approximately US$600 a month is provided for in Mr. Richer's employment contract.

(b) Summary Compensation Table

                           SUMMARY COMPENSATION TABLE



Name and                                                           Other            Long-term
Principal Position         Year(1)         Salary      Bonus       Compensation     Compensation:Options
------------------         ------          ------      -----       ------------     --------------------

Dr. Ilya Gerol               2000          $12,000      0               0                   0
Chairman & Chief
Executive Officer

Michael McInnis              2000          $12,000      0               0                   0
Chief Financial Officer
& Director

Viatcheslav Makarov          2000          $12,000      0               0                   0
VP-Sales and
Marketing (Russia)
& Director

Derek Labell                 2000         $  6,000      0               0                   0
Vice-President Sales
and Marketing
(North America)


(1) Covers the period from March 1, 1999 to the fiscal year end on February 29, 2000.

(c) Options/SAR Grants Table

         None.

(d) Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table

         None.

(e) Long Term Incentive Plan ("LTIP") Awards Table

         None.

(f) Compensation of Directors

         No Director receives any compensation for his service as a Director.


(g) Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

         As at February 29, 2000, the Company had no employment contracts with any of its executive officers. Subsequent to the year end Mr. Christian P. Richer was engaged as President and CEO of the Company and an employment contract was signed on April 28, 2000.

(h) Report on Repricings of Options/SARs

         None.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ending February 29, 2000, all the directors and officers filed the requisite Forms 3, albeit late.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

The following table sets forth information as of June 30, 2000 regarding the beneficial ownership of the Company's Common Stock, $.0001 par value, as of the date hereof and after the Offering by (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding shares of Common Stock, (ii) each director and executive officer of the Company who owns shares and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares of Common Stock are owned by the individual named as sole record and beneficial owner with exclusive power to vote and dispose of such shares. None of the people listed below owns any other securities of the Company. There are no arrangements which may result in a change in control of the Company.



------------------------------------------------- -------------------------------- ----------------------------------

                                                  Shares Owned Beneficially         Percentage
------------------------------------------------- -------------------------------- ----------------------------------
------------------------------------------------- -------------------------------- ----------------------------------

Ilya Gerol (1)                                               2,508,266                 10.08%
------------------------------------------------- -------------------------------- ----------------------------------
------------------------------------------------- -------------------------------- ----------------------------------
Christian P. Richer (1)                                        100,000                  0.40%
------------------------------------------------- -------------------------------- ----------------------------------
------------------------------------------------- -------------------------------- ----------------------------------

Viatscheslav Makarov (1)                                     2,508,266                 10.08%
------------------------------------------------- -------------------------------- ----------------------------------
------------------------------------------------- -------------------------------- ----------------------------------

Derek Labell (1)                                             2,808,266                 11.29%
------------------------------------------------- -------------------------------- ----------------------------------
------------------------------------------------- -------------------------------- ----------------------------------

Michael MacInnis (1)                                         1,144,169                  4.60%
------------------------------------------------- -------------------------------- ----------------------------------
------------------------------------------------- -------------------------------- ----------------------------------

Natalia Maloshina (1)                                        2,000,000                  8.04%
------------------------------------------------- -------------------------------- ----------------------------------
------------------------------------------------- -------------------------------- ----------------------------------

Nais Corp.                                                   1,297,401                  5.22%
94 Washington Ave.
Lawrence, NY 11559
------------------------------------------------- -------------------------------- ----------------------------------
------------------------------------------------- -------------------------------- ----------------------------------

Howard Salamon                                               1,767,401                  7.10%
20 Margaret Ave.
Lawrence, NY 11559
------------------------------------------------- -------------------------------- ----------------------------------
------------------------------------------------- -------------------------------- ----------------------------------

All Executive Officers and Directors as a Group              9,068,967                 36.96%
------------------------------------------------- -------------------------------- ----------------------------------


1        Uses Company's address.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company rents space in Montreal from Interservice Group which is owned by two of the Company's directors, Dr. Gerol and Mr. Makarov. The lease is for two (2) years at an annual rental of US$ 24,000. The Company believes the rate is at fair market value.

         In December 1998, the Company entered into a four year consulting agreement with Nais Corp., a shareholder, pursuant to which Nais Corp. will provide financial and business public relations consulting services. Nais Corp. claims that it is owed US$96,000 as of June 30, 2000 pursuant to this agreement. While the Company acknowledges the validity of the agreement, the Company disputes that any funds are currently due under this agreement.

         The Company issued 437,500 shares to Howard Salamon, for business plan preparation and financial and cash flow analyses.

                                     PART IV

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      The  financial   statements  appear below and are filed as part of this
annual report.

         List of Exhibits
         ----------------

         Exhibit 27 - Financial Data Schedule.

(b)      Reports on Form 8-K

         None.

INTERNET VIP, INC. AND SUBSIDIARY
(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
TOGETHER WITH AUDITORS' REPORT

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Internet VIP, Inc.:

We have audited the accompanying consolidated balance sheets of Internet VIP, Inc. (a Delaware corporation in the development stage) and subsidiary as of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period from inception (November 13, 1998) to February 29, 2000, for the twelve months ended February 29, 2000 and for the period from inception (November 13, 1998) to February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet VIP, Inc. and subsidiary as of February 29, 2000 and February 28, 1999, and the results of their operations and their cash flows for the period from inception (November 13, 1998) to February 29, 2000, for the twelve months ended February 29, 2000 and for the period from inception (November 13, 1998) to February 28, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage and its continued existence is dependent on obtaining additional financing for its operations. The Company's plans in regards to these matters are also described in Note 1. In addition, the Company faces risks as a development stage company. The success of the Company's operations is influenced by these risks as more fully described in Note 1. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


/s/Arthur Anderson LLP

New York, New York
June 23, 2000

INTERNET VIP, INC. AND SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS
FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
(in U.S. dollars)




                                         ASSETS                                                 2000            1999

CURRENT ASSETS:
    Cash and cash equivalents                                                              $       24,673  $      223,624
    Other current assets                                                                           12,802             801
                                                                                           --------------  --------------
                 Total current assets                                                              37,475         224,425

PROPERTY AND EQUIPMENT                                                                            379,660          25,000
                                                                                           --------------  --------------
                 Total assets                                                              $      417,135  $      249,425
                                                                                           ==============  ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accrued expenses                                                                       $      239,174  $       68,258
    Loans payable                                                                                  55,000              -
                                                                                           --------------  -------------
                 Total current liabilities                                                        294,174          68,258
                                                                                           --------------  --------------

STOCKHOLDERS' EQUITY:
    Common stock,  $0.0001 par value;  50,000,000 shares authorized;  23,351,027 shares and  20,874,800  shares issued and  outstanding as of February 29,
       2000 and February 28,
       1999, respectively                                                                           2,335           2,087
    Additional paid-in capital                                                                  1,790,911         498,090
    Deferred compensation                                                                              -         (100,000)
    Deficit accumulated in the development stage                                               (1,670,285)       (219,010)
                                                                                           --------------  --------------
                 Total stockholders' equity                                                       122,961         181,167
                                                                                           --------------  --------------
                 Total liabilities and stockholders' equity                                $      417,135  $      249,425
                                                                                           ==============  ==============


The accompanying notes are an integral part of these consolidated balance sheets.

INTERNET VIP, INC. AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIOD FROM INCEPTION (NOVEMBER 13, 1998) TO FEBRUARY 29, 2000, FOR THE TWELVE MONTHS ENDED FEBRUARY 29, 2000 AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 13, 1998) TO FEBRUARY 28, 1999 (in U.S. dollars)


                                                                  Cumulative
                                                                 Amounts from       For the Twelve       For the Period
                                                                 Inception to        Months ended      from Inception to
                                                              February 29, 2000    February 29, 2000   February 28, 1999

OPERATING EXPENSES:
    Office rent expenses                                        $        83,285     $        79,235      $         4,050
    Amortization of deferred compensation                               100,000             100,000                   -
    Management salaries and related expenses                            112,207              97,540               14,667
    Marketing and advertising expenses                                  150,830             145,600                5,230
    Line rental and maintenance fees                                    263,921             255,921                8,000
    Travel expenses                                                     215,187             119,740               95,447
    Professional fees                                                   590,709             514,373               76,336
    Other general and administrative expenses                            98,313              83,033               15,280
                                                              -----------------   -----------------    -----------------
                 Total operating expenses                            (1,614,452)         (1,395,442)            (219,010)
    Interest expenses                                                    55,833              55,833                   -
                                                              -----------------   -----------------    ----------------
                 Net loss                                       $    (1,670,285)    $    (1,451,275)     $      (219,010)
                                                                ===============     ===============      ===============

BASIC AND DILUTED NET LOSS PER SHARE                                                $        (0.07)      $        (0.01)
                                                                                    ==============       ==============

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING:
       Basic and diluted                                                                 22,289,828           20,143,332
                                                                                  =================    =================



The accompanying notes are an integral part of these statements.

INTERNET VIP, INC. AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE TWELVE MONTHS ENDED FEBRUARY 29, 2000 AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 13, 1998) TO FEBRUARY 28, 1999 (in U.S. dollars)





                                                                                              Deficit
                                        Common Stock                                       Accumulated in
                                                             Additional                        the              Total
                                   Number of                  Paid-in        Deferred       Development    Stockholders'
                                    Shares       Amount       Capital      Compensation        Stage           Equity

BALANCE, inception
  (November 13, 1998)                      -   $      -     $        -      $       -       $        -       $       -

    Issuance of common stock to
      founders                     18,772,600      1,877             -              -                -            1,877

    Issuance of common stock in
      a private placement
      ($0.05 per share)             1,184,000        118         59,082             -                -           59,200

    Issuance of common stock in
      a private placement
      ($0.50 per share), net          718,200         72        339,028             -                -          339,100

    Issuance of common stock
      for consulting services         200,000         20         99,980       (100,000)              -               -

    Net loss                               -          -              -              -          (219,010)       (219,010)
                                  -----------  ---------    -----------   ------------     ------------    ------------

BALANCE, February 28, 1999         20,874,800      2,087        498,090       (100,000)        (219,010)        181,167

  Issuance of common stock in a
    private placement ($0.50
    per share), net                 1,672,727        167        831,195             -                -          831,362

  Issuance of common stock for
    consulting services               743,500         75        371,632             -                -          371,707

  Issuance of common stock in
    lieu of interest                   60,000          6         59,994             -                -           60,000

  Issuance of warrants for
    purchase of equipment                  -          -          30,000             -                -           30,000

  Amortization of deferred
    compensation                           -          -              -         100,000               -          100,000

    Net loss                               -          -              -              -        (1,451,275)     (1,451,275)
                                  -----------  ---------    -----------   ------------     ------------    ------------

BALANCE, February 29, 2000         23,351,027  $   2,335    $ 1,790,911     $       -       $(1,670,285)     $  122,961
                                  ===========  =========    ===========     ==========      ===========      ==========


The accompanying notes are an integral part of these statements.

INTERNET VIP, INC. AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM INCEPTION (NOVEMBER 12, 1998) TO FEBRUARY 29, 2000, FOR THE TWELVE MONTHS ENDED FEBRUARY 29, 2000 AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 13, 1998) TO FEBRUARY 28, 1999 (in U.S. dollars)




                                                             Cumulative Amounts     For the Twelve     For the Period from
                                                              from Inception to      Months Ended          Inception to
                                                              February 29, 2000    February 29, 2000    February 28, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                   $    (1,670,285)     $    (1,451,275)     $      (219,010)
    Adjustments to reconcile net loss to net cash used in
       operating activities-
          Amortization of deferred compensation                        100,000              100,000                   -
          Noncash consulting fees                                      371,707              371,707                   -
          Noncash interest                                              55,833               55,833                   -
    Changes in operating assets and liabilities-
       Other current assets                                             (8,635)              (7,834)                (801)
       Accrued expenses                                                239,174              170,916               68,258
                                                             -----------------    -----------------    -----------------
                 Net cash used in operating activities                (912,206)            (760,653)            (151,553)
                                                             -----------------    -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                             (349,660)            (324,660)             (25,000)
                                                             -----------------    -----------------    -----------------
                 Net cash used in investing activities                (349,660)            (324,660)             (25,000)
                                                             -----------------    -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Stockholders' capital contribution                               1,231,539              831,362              400,177
    Short-term borrowing                                                55,000               55,000                   -
                                                             -----------------    -----------------    ----------------
                 Net cash provided by financing activities           1,286,539              886,362              400,177
                                                             -----------------    -----------------    -----------------
                 Net increase (decrease) in cash and cash
                    equivalents                                         24,673             (198,951)             223,624

CASH AND CASH EQUIVALENTS,
    beginning of period                                                     -               223,624                   -
                                                             -----------------    -----------------    ----------------

CASH AND CASH EQUIVALENTS,
    end of period                                              $        24,673      $        24,673      $       223,624
                                                               ===============      ===============      ===============

NONCASH FINANCING ACTIVITIES:
    Common stock issued for noncash consideration              $       531,707      $       431,707      $       100,000
    Warrant issued for noncash equipment purchases
                                                             -------------------             30,000
                                                                        30,000                                        -



The accompanying notes are an integral part of these statements.

INTERNET VIP, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2000
(in U.S. dollars)

INTERNET VIP, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2000
(in U.S. dollars)

1.       ORGANIZATION

Internet VIP, Inc. was incorporated in the state of Delaware on November 13, 1998. Internet VIP, Inc. and its wholly owned subsidiary, V.I. Internet Telecommunications, Inc., a Canadian corporation (together, the "Company") were formed to sell long distance international telephone services using the new technology, VIP-Voice over Internet Protocol. From its switching center in Montreal, Canada, calls can be routed from anywhere in North America to anywhere in the world using the Company's Internet Protocol based network as the main carrier. The first phase of operations will encompass calls from North America to Moscow and vice versa.

Initially Internet VIP Inc. will operate through its wholly owned Canadian subsidiary corporation, V.I. Internet Telecommunications Inc. ("V.I. Internet"). V.I. Internet will own and operate the Canadian switching center. Additionally, V.I. Internet will own 80% of a Russian subsidiary, which was established to manage the Company's center in Moscow. The remaining 20% of the Russian subsidiary is owned by a Division of the Ministry of Interior of Russia.

The Company is in the development stage. It is not currently generating any revenues from operations and is therefore dependent on external sources for financing its operations. Management expects the proceeds from private placements and debt issuance together with its estimated revenues in for the year ended February 28, 2001 to be sufficient to finance the Company's operations through February 28, 2001. However, there can be no assurance that the Company will succeed in executing its plan and obtaining the financing necessary for its operations.

The Company faces risks as a development stage company. These risks include, among others, uncertainty of product acceptance, competition, risk of errors, and quality and price of its services compared to alternative service. Additionally, other factors such as loss of key personnel could impact the future results of operations or financial condition of the Company.

All of the aforementioned matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Internet VIP, Inc.
and  its  wholly  owned  subsidiaries.   Material   intercompany   balances  and
transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INTERNET VIP, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2000
(in U.S. dollars)

Foreign Currency

The Company accounts for foreign currency in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," for operating subsidiaries. The functional currency of the Company's wholly owned subsidiary is the U.S. dollar.

Stock-Based Compensation

The Company accounts for stock options granted to consultants in accordance with SFAS No. 123, "Stock-Based Compensation."

Per Share Data

SFAS No. 128, "Earnings per Share," establishes standards for computing and presenting earnings per share (EPS). The standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments approximate fair value due to their short-term nature.

Fixed Assets

Fixed assets are stated at cost. Fixed assets contain mainly telecommunications equipment. As of February 29, 2000, no depreciation was recorded as the Company's telecommunications equipment is not yet operational.

Organizational and Development Costs

Organizational and development costs are expensed as incurred.

Nonmonetary Transactions

The Company accounts for nonmonetary transactions in accordance with Accounting Principles Board ("APB") Opinion No. 29, `Accounting for Nonmonetary Transactions." The nonmonetary transactions are based on the fair values of the assets (or services) involved which is the same basis as that used in monetary transactions.

INTERNET VIP, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2000
(in U.S. dollars)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period in which the tax rate change takes place.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has concluded that this SFAS will not have a material impact on its financial statements, when adopted.

In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." It expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company has concluded that this SAB does not have a material impact on its financial statements.

In April 2000, the FASB issued FASB interpretation NO. (FIN) 44, "Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion NO. 25." The Company has concluded that this interpretation does not have a material impact on its financial statements.

3.  PROPERTY AND EQUIPMENT
    ----------------------

In December, 1999, the Company purchased $30,000 computer equipment from a nonaffiliated party. The Company issued warrants to purchase up to 600,000 shares of common stock in consideration of the purchase of such equipment. The warrants are exercisable any time for the price of $1.50 per share, until December 31, 2002.

4.  ACCRUED EXPENSES
    ----------------

Accrued expenses consist of the following as of February 29, 2000 and February 28,1999:

                                                       2000             1999

          Accrued professional fees                $ 81,000         $ 47,037
          Accrued equipment purchases                61,000                -
          Accrued technical fees                     48,035                -
          Accrued line rental fees                   42,960                -
          Accrued expenses - others                   6,179           21,221
                                              -------------     -------------
                                                  $ 239,174         $ 68,258
                                              =============     =============

INTERNET VIP, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2000
(in U.S. dollars)

5.  LOANS PAYABLE
    -------------

The Company received a $10,000 loan from an affiliated company (an entity owned by a shareholder). The loan is payable on August 31, 2000 and bears 10%, interest per annum.

On October 1, 1999, the Company entered into a $25,000 loan agreement with a nonaffiliated party for a period of six months. Pursuant to the agreement, the Company issued the lender 50,000 shares of common stock in lieu of interest. The fair value of these shares of $25,000 was recorded as prepaid interest and amortized over the term of the loan. As of February 29, 2000, $15,000 of the loan is outstanding.

On February 1, 2000, the Company entered into a $30,000 loan agreement with a nonaffiliated party for a period of six months. The loan bears interest of 5% per month, payable in cash or 6,000 common shares of the Company, at the Company's option. The loan is convertible at any time, at the lender's option, in whole or in part, to common shares of the Company at a conversion rate of $0.25 per share. The interest expense resulting from the beneficial conversion feature has been charged to the statement of operations for the year ended February 29, 2000. Substantially all of the Company's assets are pledged to guarantee that repayment of the loan.

6.  INCOME TAXES

As of February 29, 2000, the Company has net operating losses available to offset future income for book and tax purposes of approximately $1.5 million.

Approximately $200,000 and $1,300,000 of such loss carryforwards expire in February 2019 and 2020, respectively. The annual utilization of these loss carryforwards will be substantially limited if there are changes in the Company's ownership.

Company  has  provided  a  valuation  allowance  for the full  amount of the tax
benefit   associated  with  the  loss   carryforwards  due  to  the  uncertainty
surrounding their realization.

7.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

Lease Commitment

The Company leases office space in Montreal from an affiliated company (an entity owned by several shareholders of the Company), and in Moscow for various periods ending March 2003, under operating leases. Future minimum annual lease payments are as follows:

                  For the fiscal year ending
                      2001                                     $      60,400
                      2002                                            37,200
                      2003                                            37,200
                      2004                                             3,100
                                                               -------------
                                                               $     137,900

Rent expense for the period from inception (November 13, 1998) to February 28, 1999 and for the year ended February 29, 2000 was approximately $4,000 and $79,000, respectively.

INTERNET VIP, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2000
(in U.S. dollars)

Consulting Agreements

In December 1998, the Company entered into a four-year consulting agreement with Nais Corp., a shareholder, according to which Nais Corp. will provide the Company with financial and business public relations consulting services in consideration for $6,000 per month. In accordance to the agreement commitment will start when the Company reaches certain amount of revenues as defined in the agreement. Nais Corp. claims that it is owed approximately $70,000 as of February 29, 2000. Management, believes, based on the agreement, this claim has no merit.

Consulting fees for the period from inception (November 13, 1998) to February 28, 1999 and for the year ended February 29, 2000 were approximately $15,000 and $0, respectively.

In February 1999, the Company entered into a one-year consulting agreement with Global Asset Management Group, Inc. ("Global Asset"), a shareholder. According to the contract, Global Asset will provide the Company with financial consulting and venture capital financing consulting services in consideration of 200,000 shares of the Company's common stock, the fair market value of which was $100,000 at the date of the contract. The Company recorded the consulting fees as deferred compensation, which was amortized over the contract period (one year). As at February 29, 2000, the amount is fully amortized.

Facilities Management Agreement

In February 1999, the Company entered into a five-year agreement with Bridgepoint Enterprises ("Bridgepoint"), an affiliated company (an entity owned by a shareholder), according to which Bridgepoint will provide the Company with facilities for its equipment as well as maintenance and technical support for such equipment for variable monthly consideration. Future estimated minimum annual fees are as follows:

                  For the fiscal year ending
                      2001                                     $     96,000
                      2002                                           96,000
                      2003                                           96,000
                      2004                                           88,000
                                                               ------------
                                                               $    376,000

Maintenance fees for the period from inception (November 13, 1998) to February 28, 1999 and for the year ended February 29, 2000 were approximately $8,000 and $96,000, respectively.

Telecommunication Service Agreement

In June 1999,  the  Company  entered  into a  one-year  service  agreement  with
Metrocom, a Russian company, according to which Metrocom will provide telecommunication services to the Company for a monthly charge of approximately $40,000.

Telecommunication cost for the period from inception (November 13, 1998) to February 28, 1999 and for the year ended February 29, 2000 was approximately $0 and $160,000, respectively.

INTERNET VIP, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2000
(in U.S. dollars)

8.  RELATED PARTIES
    ---------------

The Company received consulting services from several shareholders. Fees paid for such services in the period from inception (November 13, 1998) to February 28, 1999 and for the year ended February 29, 2000 were $14,000 and $218,750, respectively.

9.  SUBSEQUENT EVENTS
    -----------------

Subsequent to February 29, 2000, the Company issued additional debt of $75,000 to various individual investors.

The Company entered into a one-year employment agreement with its CEO. The Agreement provided for an annual salary of $90,000. In addition, the Company issued the CEO stock options to purchase up to 100,000 shares of common stock at an exercise price of $0.0001 per share and an additional 100,000 shares at $0.05 per share.

In March, 2000, the Company offered to sell, in a private placement, up to 750,000 units at a price of $2.00 per unit. Each unit consists of two shares of common stock and one warrant to purchase common stock. Each warrant entitles the holder to purchase one share of common stock at a price of $1.50 per share until March 31, 2003. Subsequent to February 29, 2000, 643,900 shares and 321,950 warrants were issued in connection with this offering.

In May 2000,  the  Company  issued  643,400  shares of common  stock for noncash
consideration  to  Reichtel   International   Corp.  of  Geneva  Switzerland  in
consideration of consulting services provided.

Subsequent to February 29, 2000, the Company issued additional 218,250 shares of common stocks for noncash consideration in lieu of interest repayment and services provided by nonaffiliate parties.

Subsequent to February 29, 2000, the Company entered an equipment, software purchase and one-year service agreement with Foreigners Telecommunication Services Inc. ("Fortel"), a Montreal corporation, to purchase billing software and platform in the amount of approximately $54,000. According to the agreement, Fortel will provide technical consulting services to the Company for a monthly charge of approximately $10,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/
Dr. Ilya Gerol             Chairman                  Date: August 15, 2000



/s/
Christian Richer           President, CEO and
                           Director                  Date: August 15, 2000
                          (Chief Executive Officer)

/s/
Michael MacInnis           CFO and Director          Date: August 15, 2000
                          (Chief Financial Officer)


/s/
Viatscheslav Makarov       Director, VP -
                           Sales & Marketing         Date: August 15, 2000