Form 10QSB
period 2000-05-31
INTERNET VIP INC
filed 2000-09-27
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the quarterly period ended May 31, 2000

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

                                 (514) 448-4847
                         (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES [X]    NO [  ]

As of August 31, 2000 the Registrant had 24,965,152 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements

                       INTERNET VIP, INC. AND SUBSIDIARIES
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEET
                               AS OF MAY 31, 2000
                                   (Unaudited)
                                    (U.S. $)

                                     ASSETS

CURRENT ASSETS
     Cash and equivalents                                             $188,862
     Other current assets                                               37,956
                                                                        ------

          Total current assets                                         226,818

PROPERTY AND EQUIPMENT-NET                                             370,506
                                                                       -------

               TOTAL ASSETS                                           $597,324
                                                                      ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accrued expenses                                                 $182,520
     Loans Payable                                                     107,604
                                                                       -------

               Total current liabilities                               290,124
                                                                       -------

     Common Stocks, $0.0001 par value; 50,000,000 shares authorized,
          24,899,402 shares issued and outstanding                       2,489
     Additional paid-in capital                                      3,449,206
     Deferred compensation                                             (91,666)
     Accumulated deficit                                            (3,052,829)
                                                                    -----------

          Total Stockholders' equity                                   307,200
                                                                       -------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $597,324
                                                                      =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS CONSOLIDATED BALANCE SHEET

                       INTERNET VIP, INC. AND SUBSIDIARIES
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE PERIOD FROM INCEPTION (NOVEMBER 13, 1998) TO MAY 31, 2000,
                     FOR THE THREE MONTHS ENDED MAY 31, 2000
                   AND FOR THE THREE MONTHS ENDED MAY 31, 1999
                                   (Unaudited)
                                     (US $)



                                                               For the
                                                               Period from               For the Three            For the Three
                                                               Inception to              Months ended             Months ended
                                                               May 31, 2000              May 31, 2000             May 31, 1999

Operating Expenses

     Marketing and advertising expenses                         $839,708                   $688,878                 $35,900

     Professional fees                                           719,908                    129,199                 124,989

     Line rental and maintenance fees                            446,714                    182,793                       0

     Management salaries and related expenses                    286,309                    174,102                  36,040

     Travel                                                      260,408                     45,221                  28,328

     Amortizxation of deferred compensation                      100,000                          0                  25,000

     Office rent expense                                          89,952                      6,667                  16,959

     Depreciation                                                 33,682                     33,682                       0

     Other operating expenses                                    156,270                     57,957                  17,560
                                                                 -------                     ------                  ------

          Total Operating Expenses                             2,932,951                  1,318,499                 284,776
                                                               ---------                  ---------                 -------

Operating loss for the period                                 (2,932,951)                (1,318,499)               (284,776)
                                                              -----------                -----------               ---------

     Interest expenses                                          (139,025)                   (83,192)                      0

     Other income                                                 19,147                     19,147                       0
                                                                  ------                     ------                       -

Net loss for the period                                      ($3,052,829)               ($1,382,544)              ($284,776)
                                                             ------------               ------------              ----------

BASIC AND DILUTED NET LOSS PER SHARE                                                         ($0.06)                 ($0.01)
                                                                                             -------                 -------

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING
     Basic and diluted                                                                   23,843,523              21,500,981
                                                                                         ----------              ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                       INTERNET VIP, INC. AND SUBSIDIARIES
                          (A development stage company)
                      CONSOLIDATED  STATEMENTS  OF CASH  FLOWS FOR THE  PERIOD
               FROM INCEPTION (NOVEMBER 13, 1998) TO MAY 31, 2000.
                     FOR THE THREE MONTHS ENDED MAY 31, 2000
                   AND FOR THE THREE MONTHS ENDED MAY 31, 1999
                                   (Unaudited)
                                      (US$)


                                                                                   For the         For the Three    For the Three
                                                                                   Period from     Months ended     Months ended
                                                                                   Inception to    May 31, 2000     May 31, 1999
                                                                                   May 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      ($3,052,829)     ($1,382,544)      ($284,776)

     Adjustments to reconcile net loss to net cash used in operating activities-
          Amortization of deferred copmensation                                        100,000                0          25,000
          Depreciation                                                                  33,682           33,682               0
          Non-cash compensation                                                        108,334          108,334               0
          Non-cash consulting fees                                                   1,097,482          725,775         100,000
          Non-cash interest                                                            137,774           81,941               0
     Changes in operating assets and liabilities
          Other current assets                                                         (37,956)         (29,321)         (8,643)
          Current Liabilities                                                          182,520          (56,654)        (53,258)
                                                                                       -------          --------       ---------
                    Net cash used in operating activities                           (1,430,993)        (518,787)       (221,677)
                                                                                    -----------        ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                              (374,188)         (24,528)       (198,542)
                                                                                      ---------         --------       ---------
               Net cash used in investing activities                                  (374,188)         (24,528)       (198,542)
                                                                                      ---------         --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Stockholders' capital contribution, net                                         1,886,439          654,900         424,047
     Short-term borrowing                                                              130,104           75,104               0
     Repayment of short-term borrowing                                                 (22,500)         (22,500)              0
                                                                                     ---------          --------             --
               Net cash provided by financing activities                             1,994,043          707,504         424,047
                                                                                     ---------          -------        --------

               Net increase in cash and cash equivalents                               188,862          164,189           3,828

CASH AND EQUIVALENTS, beginning of period                                                    0           24,673         223,624
                                                                                     ---------           ------         -------

CASH AND CASH EQUIVALENTS, end of period                                              $188,862         $188,862        $227,452
                                                                                      ---------        ---------       --------

NONCASH FINANCING ACTIVITIES:
     Common stock issued for non-cash considerations                                $1,535,256       $1,003,549        $100,000
     Warrants issued for non-cash equipment purchase                                    30,000                0               0


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

INTERNET VIP, INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000
(unaudited)
(in U.S. dollars)


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair representation of the Company's financial position at May 31, 2000 and the results of its operations and its cash flows for the period from inception (November 13, 1998) to May 31, 2000 and for the three month periods ended May 31, 2000 and 1999. All such adjustments are of a normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three month period ended May 31, 2000 are not necessarily indicative of the operating results that may be expected for the year ending February 28, 2001.

For further information, refer to the consolidated financial statements for the fiscal year ended February 29, 2000 and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

The Company is in the development stage. It is not currently generating any revenues from operations and is therefore dependent on external sources for financing its operations. Management expects the proceeds from private placements and debt issuance together with its estimated revenues for the year ended February 28, 2001 to be sufficient to finance the Company's operations through February 28, 2001. However, there can be no assurance that the Company will succeed in executing its plan and obtaining the financing necessary for its operations.

The Company faces risks as a development stage company. These risks include, among others, uncertainty of product acceptance, competition, risk of errors, and quality and price of its services compared to alternative service. Additionally, other factors such as loss of key personnel could impact the future results of operations or financial condition of the Company.

All of the aforementioned matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   PROPERTY AND EQUIPMENT-NET
     --------------------------

Property and equipment are stated at cost. Property and equipment contain mainly telecommunications equipment. Depreciation is computed by the straight line method over the estimated useful life of three years.

3.     STOCK BASED COMPENSATION
       ------------------------

In October 1995, the Financial Accounting Standard Board (the "FASB") issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue the existing accounting required by Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The company has elected to account for its stock-based compensation arrangements for employees under APB 25 and related interpretations. Under APB 25, compensation is recorded on the date of grant to the extent the fair value of the underlying stock exceeds the exercise price.

4.       LOANS PAYABLE

During this quarter, the Company entered into loan agreements with nonaffiliated parties as follows:



                  Original             Outstanding                         Shares issued
Loan              Amount               amount at          Interest         in consideration of
Date              of loan    Term      May 31, 2000       Rate/Month       interest/month
------------------------------------------------------------------------------------------------------

March 3/00        $ 10,000.  6 Months  $ 7,500.              N/A               2,000

March 15/00         25,000.  3 Months   25,000.              1.25%             5,000

March 15/00         35,000.  3 Months   35,000.              5%                2,100


The $35,000. loan includes the granting of 35,000 warrants for the purchase of a like number of shares, prior to February 28, 2001 at a price equal to the lesser of $1. per share or 75% of market price. The fair value assigned to these warrants at the date of grant of $1,050. was calculated using the Black-Scholes option-pricing model and was recorded as interest expense.

The above loans are convertible into common stock at the lower of a conversion rate fixed at the commitment date or a fixed discount to the market price of the common stock at the date of conversion.

The Company accounts for the conversion of loans and related interests into common shares in accordance with the Statement of Position 98-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("SOP 98-05").

The interest expense resulting from the beneficial conversion feature charged for the period ended May 31, 2000 was approximately $64,000.

5.     PRIVATE PLACEMENT
       -----------------

In March 2000, the Company offered to sell, in a private placement, up to 750,000 units at a price of $2.00 per unit. Each unit consists of two shares of common stock and one warrant to purchase common stock. Each warrant entitles the holder to purchase one share of common stock at a price of $1.50 per share until March 31, 2003. 637,900 shares and 318,950 warrants were issued in connection with this offering.

6.     EMPLOYMENT AGREEMENT
       --------------------

The Company entered into a one-year employment agreement on April 28, 2000 with its CEO, The Agreement provides for an annual salary of $90,000. In addition, the Company granted the CEO a bonus of 100,000 shares of common stock at an exercise price of $0.0001 per share at the commencement of the agreement. The fair value of such bonus at the date of grant of $100,000. was charged as compensation expense.

The Company granted the CEO options to purchase up to an additional 100,000 shares at $0.05 per share, exercisable after one year from commencement of agreement. If the employment agreement is terminated for any reason, all unvested options expire as of the termination date.

The intrinsic value of these options at the date of grant of $95,000.was recorded as deferred compensation expense and is amortized over the term of the employment contract.

7.    CONSULTING AGREEMENT
      --------------------

In May 2000, the Company issued 643,400 shares of common stock to Reichtel International Corp. of Geneva, Switzerland in consideration of consulting services provided. The fair market value of the shares issued was $643,400. at the date that the services were provided. This amount was charged as marketing expenses.

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

Overview

         Whereas this report is for the three month period ended May 31, 2000 and was due July 15, 2000, it is first being filed on or about September 18, 2000. You are directed to the Company's filing on May 26, 2000 of Amendment No. 3 to Form 10-SB for more information about the Company. Although filed late, this section will primarily discuss the Company's position as of the due date.

         Internet VIP, Inc. (hereafter, the "Company" or "IVIP") was formed in November, 1998, to sell long distance international telephone services using the new technology, Voice over Internet Protocol ("VoIP"). From its controlling Switching Center in Montreal, Canada, calls are routed from anywhere in North America to anywhere in the world using VoIP technology. The first phase of operations plans to encompass calls, primarily, from North America to St. Petersburg and/or Moscow, and vice versa.

         IVIP established its business presence in Montreal, with the opening of an office at 1155 University Avenue, Suite 602 in February, 1999. The Montreal office has become the Company's worldwide headquarters and the hub of its telecommunications network.

         During 1999 the Company completed private offerings in which it netted approximately $1,200,000. The bulk of the proceeds were used to purchase and install equipment for its facilities in Moscow and Montreal, to finance trips to develop the Company's business in Russia, and network leasing costs.

Activities

         Beginning on March 16, 2000, the Company commenced a new private placement of up to $1,500,000. As of August 31, 2000, $642,400 had been raised.

         Also, during this quarter the Company borrowed approximately $75,000 for six months, from several non-affiliated parties. In lieu of cash, interest on these loans is paid in the form of approximately 12,000 common shares per month.

         During the three month period ending May 31, 2000, the Company incurred a loss of $1,382,544, for an accumulated deficit since inception of $3,052,829. The expenditures in this quarter of $1,382,544 were primarily for travel to further business development in Russia, to oversee the installation of switching equipment in St. Petersburg, and consulting services related to future financing activities.

         Our net loss increased by $1,097,768 to $1,382,544 for the three months ended May 31, 2000, from $284,776 for the three months ended May 31, 1999. This increase was primarily driven by an increase in expenses incurred to bring the Company fully operational, which is expected to occur during the third quarter of this fiscal year.

         In May, Mr. Christian P. Richer joined the Company as President and CEO. Mr. Richer brings to the Company over 25 years of experience in the telecommunications industry, mostly working at Canada`s largest telecom company, Bell Canada.

         In the quarter, the Company completed testing its network required for the first phase of its business objectives. The Company also began the process of signing up users and obtaining firm commitments for usage.

         IVIP sales personnel, both Canadian and Russian, continued visiting with potential customers in Russia, primarily in the government and industrial sectors, in ongoing efforts to obtain letters of interest or letters of intent in anticipation of the network carrying revenue producing traffic. During the quarter, the Company added St. Petersburg (Russia) to its target market.

         During the quarter the Company obtained VoIP licenses in Moldova, thus ensuring access to Ukraine and Romania and is currently in discussions with a Canadian company to supply VoIP access to Cuba.

         The Company also took what it believes is a large forward step by acting to meet potential customer demands for a direct link into New York. Accordingly, during the quarter, the Company purchased and installed a switch in New York. Expenses related to the New York switch were approximately $41,000. The New York switch became operational in September 2000. Based upon comments from potential customers, the Company believes that with the New York switch operational we can now approach large users and obtain significant contracts. No assurances can be given that these plans will actually result in increased revenues.

Expansion

         The Company intends to expand its operations into St. Petersburg. Once the Moscow facility is operational, cash flows generated by the Moscow facility and additional financing will be used to pay for this addition. In the quarter, a purchase order for the necessary equipment was issued and we anticipate installation to be concluded by mid September. While the Company will not have to pay for the equipment for six months and believes it will be able to pay for the equipment out of then existing cash flows, the Company anticipates requiring approximately $125,000 to finance startup costs for the new facility.

         In general, total costs for each new facility including equipment, installation, marketing and office personnel is currently estimated at $300,000. The balance of any funding, if successful will be utilized for advertising and marketing to address the retail prepaid phone card market. To date, the Company has not spent any funds on any additional facilities.

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

Liquidity

         Net cash used in operating activities was $518,787 for the three months ended May 31, 2000 as compared to $221,677 for the three months ended May 31, 1999. Cash used in operating activities for both periods resulted from net losses and increases in Other Current Assets and decreases in Current Liabilities.

         Net cash from vesting activities was $24,528 for the three months ended May 31, 2000 compared to $198,542 for the three months ended May 31, 1999, and was used for the purchase of Fixed Assets required for operations and development.

         Net cash from financing activities was a net of $707,504 for the three months ended May 31, 2000 and $424,047 for the three months ended May 31, 1999. These amounts are primarily attributable to private placements for both periods with short term borrowing and repayments for the three month period ended May 31, 2000.

         The monthly financial requirements for the Company, not including the cost of the leases for dedicated fibre-optic lines, and not including management and senior consultant salaries and fees, for both the Montreal and Moscow offices are estimated to be $12,000. At the quarter end, the Company had $188,862 in cash and cash equivalents.

         Management and senior consultant salaries and fees are currently approximately $32,000 per month. However, effective October 1, 1999, and until May 1, 2000, management had agreed to postpone receiving their salaries. To further reduce overhead costs, management succeeded in reducing rent and related expenses for the office in Montreal.

         Monthly payment for network lines began upon successful installation of our equipment and operating of the two centers. This occurred around December 1, 1999. From that time onward IVIP began monthly line lease payments, which are currently approximately $40,000 per month. The commencement of utilization of leased lines will require additional capital, which the Company will seek to obtain through private placements. There is no assurance that IVIP will obtain any of this financing.

         IVIP has no plans to conduct any research and development nor to expend any additional funds on plant and equipment in the near term, except as indicated above. The Company does not anticipate realizing any income from the sale of any plant or significant equipment.


                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

         None.

Item 2. Changes in Securities

         During the quarter, the Company sold 34,000 shares of restricted common stock priced at $0.50 per share and 318,950 units, each unit consisting of two common shares and one warrant. Each warrant is exercisable into one common share at $1.50 per share until March 31, 2003. The units were sold at $2.00 per unit. These units were issued pursuant to the exemption from registration contained in Regulation S and Regulation D, Rule 506, of the Act.

         During the quarter, the Company issued 100,000 shares of restricted common stock to Mr. Christian Richer, as part of his employment contract with the Company. These shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Act.

         During the quarter, the Company issued 36,325 shares of restricted common stock to various non-related parties as interest payment on short term loans made to the Company. These shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Act.

         During the quarter, the Company issued 643,400 shares of restricted common stock to a non-related company to undertake telecommunications business development in the Caribbean region on behalf of the Company. These shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Act.

         During the quarter, the Company agreed to issue 46,750 shares of restricted common stock to various individuals, in lieu of monies owed to them for consulting services rendered to the Company. These shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Act.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K.

         Exhibit 10 - Employment Agreement with Christian P. Richer

         Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

INTERNET VIP, INC.



By: /s/Ilya Gerol
       Ilya Gerol, Chairman of the Board


September 21, 2000