Form 10QSB
period 2000-08-31
INTERNET VIP INC
filed 2000-10-16
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2000

    [ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act

                         Commission file number 0-26949

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

YES [X]    NO [  ]

As of August 31, 2000 the Registrant had 24,955,377 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

                              Index to Form 10-QSB
                      For the Quarter ended August 31, 2000


                                                                          Page

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Balance Sheet as of August 31, 2000                                   3

     Statement of Income from inception (November                          4
     13, 1998) to August 31, 2000 and for the six months and three months ended August 31, 2000 and 1999

     Statement of Cash Flows from inception (November                      5
     13, 1998) to August 31, 2000 and for the six months ended August 31, 2000 and 1999

     Notes to the Financial Statements for the six months                 6-7
     Ended August 31, 2000

Item 2.  Management's Discussion and Analysis                             8-11

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 12

Item 2.  Changes in Securities                                             12

Item 3.  Defaults Upon Senior Securities                                   12

Item 4.  Submission of Matters to a Vote of Security Holders               12

Item 5.  Other Information                                                 12

Item 6.  Exhibits and Reports on Form 8-K                                  13

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements

                      INTERNET VIP, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEET
                               AT AUGUST 31, 2000

                                   (AUDITED)

                                     Assets

Current Assets
     Cash and cash equivalents                                       $ 3,301
     Receivables, net                                                 31,422
     Other current assets                                             64,048

       Total current assets                                           98,771
Property and equipment, net                                          352,489

       Total assets                                                  451,260
                                                            ==================

                      Liabilities and Shareholder's Equity

Current Liabilities
     Accounts payable                                                420,992
     Short term borrowings (principally
     related parties)                                                202,188
     Other current liabilities                                        84,715

       Total current liabilities                                     707,895

Shareholder's Equity
     Common Stock, $.0001 par value;
     authorized 50,000,000 shares;                                     2,496
          issued and outstanding - 24,955,377
     Paid in Capital                                               3,501,776
     Deferred Compensation                                           (66,667)
     Deficit accumulated during the development stage             (3,694,240)

       Total Shareholder's Equity                                   (256,635)

        Total liabilities and shareholder's equity                 $ 451,260
                                                            ==================

              Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.


                      INTERNET VIP, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                              STATEMENT OF INCOME
             FROM INCEPTION (NOVEMBER 13, 1998) TO AUGUST 31, 2000
       FOR THE SIX MONTHS AND THREE MONTHS ENDED AUGUST 31, 2000 AND 1999
                                  (UNAUDITED)


                                                 Inception
                                             (November 13, 1998)          Six Months           Three Months
                                                  through               Ended August 31,       Ended August 31,
                                                                      -----------------------------------------------------
                                             August 31, 2000        2000          1999          2000           1999
                                        --------------------    -----------   ------------  ------------   -----------

Operating expenses:                              $ 1,449,984     $ 684,863      $ 92,904      $ (4,015)      $ 56,736
     Marketing                                       732,946       514,639        75,350       331,846         56,350
     Network Operations                              428,818       358,536        58,040       184,434         22,000
     Salaries and payroll related                    351,556       175,488       270,214        46,289        121,025
     Professional Fees                               261,726        65,043        78,741        19,822         74,613
     Travel                                          100,000           -          50,000           -           25,000
     Amortization of deferred expenses                68,788        68,788           -          35,106            -
     Depreciation                                     61,786        14,967        35,109         8,300         22,200
     Rent                                             89,354        48,182         7,026        (9,775)         4,684
     Selling, general and administrative expenses  ---------    -----------   ------------   -----------   -----------
          Total operating expenses                 3,544,958     1,930,506       667,384       612,007        382,608

          Loss before other income (expense)      (3,544,958)   (1,930,506)     (667,384)     (612,007)      (382,608)

Other income (expense):                             (176,600)     (120,767)          -         (37,575)           -
     Interest expense                                 27,318        27,318           -           8,171            -
     Other income                                 ----------    -----------   ------------  ------------   -----------
          Total other income (expense)              (149,282)      (93,449)          -         (29,404)           -
                                                 -----------   ------------  ------------   -----------    -----------
Net Loss                                          (3,694,240)   (2,023,955)     (667,384)     (641,411)      (382,608)
                                                 ===========   ============  ============   ===========    ===========
Basic weighted average common shares outstanding                24,377,794    21,872,355    23,856,186     22,193,728
                                                               ============  ============   ===========    ===========
Basic Loss per common share                                      $ (0.0830)    $ (0.0305)    $ (0.0269)     $ (0.0172)
                                                               ============  ============   ===========    ===========


              Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.


                      INTERNET VIP, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF CASH FLOWS
           FROM INCEPTION (NOVEMBER 13, 1998) THROUGH AUGUST 31, 2000
               FOR THE SIX MONTHS ENDED AUGUST 31, 2000 AND 1999
                                  (UNAUDITED)


                                                                              Inception
                                                                          (November 13, 1998)                        Six Months
                                                                               through                            Ended August 31,
                                                                                                  ----------------------------------
                                                                           August 31, 2000             2000               1999
                                                                      -------------------------   ----------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                                 $ (3,694,240)       $(2,023,955)       $ (667,384)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
             Depreciation                                                               68,788             68,788                 -
             Stock issued for legal fees                                               100,000                  -            50,000
             Stock issued for compensation                                             133,333            133,333                 -
             Stock issued for marketing services                                       643,400            643,400                 -
             Stock issued for consulting services                                      458,666             86,959           137,500
             Stock issued for interest                                                 176,600            120,767                 -

Changes in Operating assets and liabilities:
             Receivables and other current assets                                      (95,470)           (82,668)          (10,469)
             Accounts payable and other current liabilities                            505,707            266,533           (53,258)
                                                                      -------------------------   ----------------    --------------

Net cash provided by/(used in) operating activities                                 (1,703,216)          (786,843)         (543,611)


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and equipment                                                    (391,277)           (41,617)         (171,644)
                                                                      -------------------------   ----------------    --------------

Net cash provided by/(used in) investing activities                                   (391,277)           (41,617)         (171,644)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Stockholder's capital contribution, net                                            1,895,606            659,900           522,409
  Short-term borrowing, net                                                            202,188            147,188                 -
                                                                      -------------------------   ----------------    --------------

Net cash provided by/(used in) financing activities                                  2,097,794            807,088           522,409
                                                                      -------------------------   ----------------    --------------


Net increase (decrease) in cash and cash equivalents                                     3,301            (21,372)         (192,846)
Cash and cash equivalents, beginning of period                                               -             24,673           223,624
                                                                      -------------------------   ----------------    --------------

Cash and cash equivalents, end of period                                               $ 3,301            $ 3,301          $ 30,778
                                                                      =========================   ================    ==============


Supplemental Schedule of noncash investing and financing activities:

Warrants issued for non-cash equipment purchase                                         30,000


              Read the accompanying accounting notes to financial statement, which are an integral part of this financial statement.

                               INTERNET VIP, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                 AUGUST 31, 2000


NOTE 1 -BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of Internet VIP, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the fiscal year ended February 29, 2000 included in Internet VIP, Inc.'s Form 10-KSB filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies. Management believes that Internet VIP, Inc.'s revenue recognition practices are in conformity with the guidelines of SAB 101.

NOTE 3 - NET LOSS PER SHARE

     Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Options and warrants are not considered since considering such items would have an antidilutive effect.

NOTE 4 - GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $641,411 and $2,023,955 for the three and six months ended August 31, 2000 and a net loss of $3,694,240 since inception. As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $1,699,049 from inception. To date, this has been financed principally through the sale of common stock ($1,891,439). Management believes the company will have sufficient funds available from proceeds of private placements, debt issuance and estimated revenues for the year ended February 28, 2001 to finance the Company's operations through February 2001. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in Voice over Internet Protocol.

NOTE 6 - STOCKHOLDER'S EQUITY

     In March 2000, the Company sold 34,000 shares in a private placement at a price of $0.50 per share.

     In March 2000, the Company offered to sell, in a private placement, up to 750,000 units at a price of $2.00 per unit. Each unit consists of two shares of common stock and one warrant to purchase common stock. Each warrant entitles the holder to purchase one share of common stock at a price of $1.50 per share until March 31, 2003. From March through August 2000, 642,900 shares and 321,450 warrants were issued in connection with this offering.

     From March through August 2000, the Company issued 120,767 share of common stock in settlement of interest expense payments at a price of $1.00.

     In May 2000, the Company issued 643,400 shares of common stock in settlement of marketing services at a price of $1.00.

     In May 2000, the Company issued 99,300 shares of common stock in settlement of consulting services at a price ranging from $0.50 to $1.00.

     In May 2000, the Company issued 100,000 shares of common stock to Christian Richer, the President in accordance with the terms set forth in his employment contract. The shares were valued at a price of $1.00 per share.

     In August 2000, the Company issued 10,000 shares of common stock in settlement of consulting services at a price of $1.00 per share.

NOTE 7 - SUBSEQUENT EVENTS

On September 30, 2000, the Company issued a convertible debenture to a union investment fund in Canada, in the amount of CDN$300,000 (approximately US$200,000), bearing interest at 10% a year and maturing September 30, 2002. From the date of the second anniversary of the issuance of the debenture, the Company may, at its discretion, repay the debenture in 36 equal monthly and consecutive installments of capital and interest, on the first day of each month. Regardless of the Company exercising its right to repay the debenture, the debenture is convertible into common stock of the Company at a price of US $1.00 per share, at any time.

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

IVIP established its business presence in Montreal, with the opening of an office at 1155 University St., Suite 602 in February, 1999. The Montreal office has become the Company's worldwide headquarters and the hub of its telecommunications network.

During 1999 the Company completed private offerings in which it netted approximately $1,200,000. The bulk of the proceeds were used to purchase and install equipment for its facilities in Moscow and Montreal, to finance trips to develop the Company's business in Russia, and network leasing costs.

Results of Operations

Three months and six months ended August 31, 2000 and 1999

During the three and six month period ending August 31, 2000, the Company incurred a loss of $641,411 and $2,023,955 respectively compared to a loss of $382,608 and 667,384 for the same periods ended August 31, 1999. The company has an accumulated deficit since inception of $3,694,240. This increase was primarily driven by an increase in expenses incurred to bring the Company operational, and business development in Europe and the Caribbean region. Our network is expected to become fully operational during the third quarter of this fiscal year.

Revenues

No revenues have been generated from sales of products or services from inception to August 31, 2000.

Operating Expenses

During the three months ended August 31, 2000, the company incurred $612,007 in operating expenses as compared to $382,608 in the same period in 1999. The increase was due mostly to increases in network operations costs as well as salaries. During the six months ended August 31, 2000, the company incurred $1,930,506 in operating expenses as compared to $667,384 in the same period in 1999. The increase was due to increases in marketing, network operations cost and salaries.

Depreciation

During the three and six month period ending August 31, 2000, the Company incurred depreciation expense in the amounts of $35,106 and $68,788 compared to no depreciation for the same periods in 1999. Depreciation from inception is $68,788. The increase in depreciation is due to assets being placed in service in the three and six month period ending August 31, 2000.

Interest Expense

During the three and six month period ending August 31, 2000, the Company incurred interest expense of $37,575 and $120,767 respectively compared to no interest for the same periods in 1999. Interest expense from inception is $176,600. The increase in interest expense is due to the company borrowing funds to continue to fund the operations in the development stage.

Material changes in financial condition, liquidity and capital resources

At August 31, 2000, the Company had $3,301 in cash and cash equivalents compared to $30,778 for the same period in 1999. The Company had a working capital deficit of approximately $609,124 at August 31, 2000. Net cash used in operating activities for the six months ended August 31, 2000 was $786,843 compared to $543,611 for the same period in 1999 and $1,703,216 since inception. Cash used was mainly attributable to the net cash loss from operations as well as changes in net operating assets and liabilities.

Net cash used in investing activities was $41,617 for the six months ended August 31, 2000 compared to $171,644 for the six months ended August 31, 1999. Net cash used since inception was $391,277. The net cash used was for the purchase of equipment required for operations and development.

Net cash provided by financing activities was a net of $807,088 for the six months ended August 31, 2000 and $522,409 for the same period in 1999. Net cash provided since inception was $2,097,794. These amounts are primarily attributable from sale of shares through private placements for both periods as well as the net effect of short term borrowings.

Beginning on March 16, 2000, the Company commenced a new private placement of up to $1,500,000. As of August 31, 2000, $659,900 had been raised.

Also, during this quarter the Company borrowed an additional approximately $147,000 for six months, from several non-affiliated parties, bringing its total indebtedness for these types of loans to $202,188. In lieu of cash, interest on these loans is paid in the form of common shares.

The monthly financial requirements for the Company, not including the cost of the leases for dedicated fibre-optic lines, and not including management and senior consultant salaries and fees, for both the Montreal and Moscow offices are estimated to be $20,000. At the quarter end, the Company had $3,301 in cash and cash equivalents. However, subsequent to the quarter end, the Company received a $200,000 convertible loan from Fonds D'Action, a labor sponsored investment fund, headquartered in Quebec, Canada.

Management and senior consultant salaries and fees are currently approximately $50,000 per month. However, several of the management staff had agreed to accrue their salaries indefinitely.

Monthly payment for network lines began upon successful installation of our equipment and operating of the two centers. This occurred around December 1, 1999. From that time onward IVIP began monthly line lease payments, which are currently approximately $60,000 per month. The commencement of utilization of leased lines will require additional capital, which the Company will seek to obtain through private placements. There is no assurance that IVIP will obtain any of this financing.

IVIP has no plans to conduct any research and development nor to expend any additional funds on plant and equipment in the near term, except as indicated above. The Company does not anticipate realizing any income from the sale of any plant or significant equipment.

General Operations

In the quarter, the Company completed testing additional nodes in its network required for the first phase of its business objectives. The Company also continued the process of signing up users and obtaining firm commitments for usage.

IVIP sales personnel, both Canadian and Russian, continued visiting with potential customers in Russia, primarily in the government and industrial sectors, in ongoing efforts to obtain letters of interest or letters of intent in anticipation of the network carrying revenue producing traffic. During the quarter, the Company added St. Petersburg (Russia) to its target market.

The Company also took what it believes is a large forward step by acting to meet potential customer demands for a direct link into New York and Toronto. Accordingly, during the quarter, the Company completed installation begun in the previous quarter and finalized testing of a link from New York to our operational hub in Montreal. Expenses related to the New York switch were approximately $41,000. The New York switch is expected to become operational in November 2000. Based upon comments from potential customers, the Company believes that with the New York switch operational we can now approach large users and obtain significant contracts. No assurances can be given that these plans will actually result in increased revenues.

Additionally, the Company added Toronto, as a node to our network, making us more accessible to potential large customers in Canada for our wholesale traffic market. Approximately $10,000 was spent to establish this link in Toronto, which became operational in October, 2000.

During the quarter the Company terminated its technical support contract with Bridgepoint Enterprises and decided to build up its own technical support group. Currently, we have three telecom consultants on call. The estimated costs to the Company is approximately $19,000 per month. Bridgepoint is still under contract to only provide co-location services for our Montreal gateway, at a re-negotiated cost of $1550 per month.

Expansion

The Company intends to expand its operations into St. Petersburg. Once the Moscow facility is operational, cash flows generated by the Moscow facility and additional financing will be used to pay for this addition. In the quarter, the gateway was successfully installed and testing is expected to be completed by mid-October, 2000. While the Company will not have to pay for the equipment for six months and believes it will be able to pay for the equipment out of then existing cash flows, the Company anticipates requiring approximately $125,000 to finance startup costs for the new facility.

In general, total costs for each new facility including equipment, installation, marketing and office personnel is currently estimated at $300,000. The balance of any funding, if successful will be utilized for advertising and marketing to address the retail prepaid phone card market. To date, the Company has not spent any funds on any additional facilities.

The Company's business plan currently calls for expansion into other markets, such as Mexico and the Caribbean region, India and Vietnam, if and when opportunities present themselves and as funding permits. During the next twelve months, the Company intends to use the same formula for financing any expansions, i.e., external funding for startup costs and internal financing for operations. Other than as described, the Company does not currently anticipate funding its growth with additional public financings, except in the event an unexpected and unusual opportunity is presented.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

                  None.

Item 2. Changes in Securities

             During the quarter, the Company sold 2,500 units consisting of two common shares and one warrant. Each warrant is exercisable into one common share at $1.50 per share until March 31, 2003. The units were sold at $2.00 per unit. These units were issued pursuant to the exemption from registration contained in Regulation S, of the Act.

             During the quarter, the Company issued 44,675 shares of restricted common stock to various non-related parties as interest payment on short term loans made to the Company. These shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Act.

             During the quarter, the Company agreed to issue 10,000 shares of restricted common stock to a technical consultant, in lieu of monies owed to him for consulting services rendered to the Company. These shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Act.

Item 3. Defaults Upon Senior Securities

                  None.

Item 4. Submission of Matters to Vote of Security Holders

                  None.

Item 5. Other Information

                  Following the close of the quarter, the Company terminated its relationship with its auditor, Arthur Andersen, LLP. Accordingly, this report was not reviewed by Arthur Andersen. The Company intends to file a Current Report on Form 8-K, as required.

Item 6. Exhibits and Reports on Form 8-K.

         Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

INTERNET VIP, INC.



By: /s/Ilya Gerol
       Ilya Gerol, Chairman of the Board


October 16, 2000