Form 10KSB/A
period 2000-02-29
INTERNET VIP INC
filed 2000-11-13
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                  FORM 10-KSB/A
                Annual report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

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

                  * Unlimited fiber optic access to the Moscow telephone
                    network: and

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

Statement of Operations Data

                                    Year Ended
                                    February 29, 2000

Net Revenues                                   -0-
Operating Expenses                    $(1,395,442)
General and Administrative
         Expenses                         (83,033)
Income Taxes                                   -0-
Net Loss                               (1,451,275)
Loss Per Share                             $(0.07)

Balance Sheet Data

                                       February 29, 2000

Working Deficit                        $   (256,699)
Total Assets                                417,135
Total Liabilities                           294,174

Stockholders' Equity                   $    122,961

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

         Commencing May 1, 2000 management and senior consultant salaries and fees will be approximately $23,000 per month. This amount does not include an additional $6,000 per month payable to Nais Corp. once the Company has revenues of $1 million. Also, the Company will pay Bridgepoint Enterprises $1,679 per month as a rental fee to store its equipment in their premises. Bridgepoint no longer provides any other services to the Company.

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

          As previously disclosed, the Company began receiving revenues in April. Revenues are expected to increase throughout the year and the Company believes they will provide sufficient cash flow to meet its obligations. The Company believes that if revenues prove insufficient, the shortfall can be made up by short term loans and/or small private financing.

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

         In December 1998, the Company entered into a four year consulting agreement with Nais Corp., a shareholder, pursuant to which Nais Corp. will provide financial and business public relations consulting services. Nais Corp. claims that it is owed US$96,000 as of June 30, 2000 pursuant to this agreement. While the Company acknowledges the validity of the agreement, the Company disputes that any funds are currently due under this agreement. Both parties agree that the Company is not obligated to make any cash payments to Nais Corp. until it has revenues of $1 million. The dispute centers on whether payments accrue until the revenue milestone is met.

         The Company issued 437,500 shares to Howard Salamon, for business plan preparation and financial and cash flow analyses.

         Bridgepoint is owned by Artel Communications Inc., a minority shareholder of the Company. The Company paid Bridgepoint $8,000.00 per month for consulting services and for warehousing of equipment. This agreement was terminated in May 2000. A new agreement was entered into in May 2000 whereby the Company will only warehouse its equipment at Bridgepoint's location for a monthly fee of $1,679. The Company believes these charges to be a fair price.


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


/s/Arthur Anderson LLP

New York, New York
June 23, 2000

INTERNET VIP, INC. AND SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS
FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
(in U.S. dollars)




                                         ASSETS                                                 2000            1999

CURRENT ASSETS:
    Cash and cash equivalents                                                              $       24,673  $      223,624
    Other current assets                                                                           12,802             801
                                                                                           --------------  --------------
                 Total current assets                                                              37,475         224,425

PROPERTY AND EQUIPMENT                                                                            379,660          25,000
                                                                                           --------------  --------------
                 Total assets                                                              $      417,135  $      249,425
                                                                                           ==============  ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable                                                                       $       61,000  $           -
    Accrued Expenses                                                                              178,174         68,258
    Loans payable                                                                                  55,000              -
                                                                                           --------------  -------------
                 Total current liabilities                                                        294,174          68,258
                                                                                           --------------  --------------

STOCKHOLDERS' EQUITY:
    Common stock,  $0.0001 par value;  50,000,000 shares authorized;  23,351,027 shares and  20,874,800  shares issued and  outstanding as of February 29,
       2000 and February 28,
       1999, respectively                                                                           2,335           2,087
    Additional paid-in capital                                                                  1,790,911         498,090
    Deferred compensation                                                                              -         (100,000)
    Deficit accumulated in the development stage                                               (1,670,285)       (219,010)
                                                                                           --------------  --------------
                 Total stockholders' equity                                                       122,961         181,167
                                                                                           --------------  --------------
                 Total liabilities and stockholders' equity                                $      417,135  $      249,425
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

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives when the property and equipment is place in service. Fixed assets contain mainly telecomunication equipment and the estimated useful life for the equipment is three years. As of February 29, 2000, no depreciation was recorded as the Company's telecommunications equipment is not yet operational.

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

3.  PROPERTY AND EQUIPMENT
    ----------------------

In December, 1999, the Company purchased $30,000 computer equipment from a nonaffiliated party. The Company issued warrants to purchase up to 600,000 shares of common stock in consideration of the purchase of such equipment. The warrants are valued at the fair market value of the equipment purchased. The warrants are exercisable any time for the price of $1.50 per share, until December 31, 2002.

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


/s/ Ilya Gerol
Dr. Ilya Gerol          Chairman                      Date: November 10, 2000



/s/ Christian Richer
Christian Richer        President, CEO and Director   Date: November 10, 2000
                       (Chief Executive Officer)

/s/ Michael MacInnis
Michael MacInnis        CFO and Director              Date: November 10, 2000
                       (Chief Financial Officer)


/s/ Viatschlav Makarov
Viatscheslav Makarov    Director, VP -Sales &
                        Marketing                     Date: November 10, 2000