Form 10QSB
period 2000-11-30
INTERNET VIP INC
filed 2001-01-09
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2000

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

YES [X]    NO [  ]

As of December 31, 2000 the Registrant had 25,064,892 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

                              Index to Form 10-QSB
                     For the Quarter ended November 30, 2000


                                                                         Page

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Balance Sheet as of November 30, 2000                                3

     Statement of Income from inception (November                         4
     13, 1998) to November 30, 2000 and for the nine months and three months ended November 30, 2000 and 1999

     Statement of Cash Flows from inception (November                     5
     13, 1998) to November 30, 2000 and for the nine months ended November 30, 2000 and 1999

     Notes to the Financial Statements for the nine months              6-7
     Ended November 30, 2000

Item 2.  Management's Discussion and Analysis                          8-11

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                               12

Item 2.  Changes in Securities                                           12

Item 3.  Defaults Upon Senior Securities                                 12

Item 4.  Submission of Matters to a Vote of Security Holders             12

Item 5.  Other Information                                               12

Item 6.  Exhibits and Reports on Form 8-K                                13

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements

                      INTERNET VIP, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEET
                              AT NOVEMBER 30, 2000

                                  (UNAUDITED)

                                     Assets

Current assets
     Cash and cash equivalents                                      $ 58,595
     Accounts receivable, net                                        324,495
     Other receivables                                                35,738
     Prepaid expenses                                                 77,676
     Other current assets                                             22,000
                                                                 ------------
       Total current assets                                          518,504
Property and equipment, net                                          350,572
Other assets                                                          43,816
                                                                 ------------
       Total assets                                                  912,892
                                                                 =============

                      Liabilities and Shareholders' Equity

Current Liabilities
     Accounts payable                                                698,630
     Short term borrowings (principally related parties)             211,224
     Other current liabilities                                       140,742

       Total current liabilities                                   1,050,596

Long Term Debt                                                       200,100
Other Liabilities                                                      3,802

       Total Liabilites                                            1,254,497

Shareholders' Equity
     Common Stock, $.0001 par value; authorized 50,000,000 shares;     2,507
          issued and outstanding - 25,064,892
     Paid in Capital                                               3,619,880
     Deferred Compensation                                           (41,666)
     Deficit accumulated during the development stage             (3,922,326)

       Total Shareholder's Equity                                   (341,606)

        Total liabilities and shareholder's equity                 $ 912,892
                                                                 =============

              Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.

                      INTERNET VIP, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                              STATEMENT OF INCOME
            FROM INCEPTION (NOVEMBER 13, 1998) TO NOVEMBER 30, 2000
     FOR THE NINE MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999

                                  (UNAUDITED)




                                                           Inception            Nine Months                    Three Months
                                                       (November 13, 1998)   Ended November 30,              Ended November 30,
                                                            through          -------------------------------------------------------
                                                         November 30, 2000       2000           1999          2000           1999
                                                       ----------------------------------   ------------  ------------   -----------

Revenues                                                        $ 524,854     $ 524,854         $ -      $ 497,536         $      -

Cost of Sales                                                   1,296,350     1,078,043        46,965      494,616           42,680
                                                       --------------------  ------------   ------------  ------------   -----------

Gross Profit                                                     (771,496)     (553,189)      (46,965)       2,920          (42,680)

Operating expenses:
       Marketing                                                1,458,065       692,944       105,879        8,081           12,975
       Salaries and payroll related                               539,602       469,320        90,540      110,784           14,500
       Professional Fees                                          342,171       166,103       246,174       (9,385)          31,560
       Travel                                                     282,983        86,300       240,277       21,257           52,871
       Amortization of deferred compensation                      100,000             -        75,000            -           25,000
       Rent                                                        66,498        19,679        55,084        4,712           19,975
       Selling, general and administrative expenses               101,796        60,624         8,314       12,442            1,287
                                                       --------------------  ------------   ------------  ------------   -----------
          Total operating expenses                              2,891,115     1,494,970       821,268      147,891          158,168

          Loss before other income (expense)                   (3,662,611)   (2,048,159)     (868,233)    (144,971)        (200,848)

Other income (expense):
       Interest expense                                          (259,715)     (203,882)            -      (83,115)               -
                                                       --------------------  ------------   ------------  ------------   -----------
          Total other income (expense)                           (259,715)     (203,882)            -      (83,115)               -

                                                       --------------------  ------------   ------------  ------------   -----------
Net Loss                                                       (3,922,326)   (2,252,041)     (868,233)    (228,086)        (200,848)
                                                       ====================  ============   ============  ============   ===========

Basic weighted average common shares outstanding                             24,579,203     22,065,499    23,920,491      22,451,788
                                                                             ============   ============  ============   ===========

Basic Loss per common share                                                   $ (0.0916)    $ (0.0393)   $ (0.0095)       $ (0.0089)
                                                                             ============   ============  ============   ===========

              Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.

                      INTERNET VIP, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF CASH FLOWS
          FROM INCEPTION (NOVEMBER 13, 1998) THROUGH NOVEMBER 30, 2000
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999

                                  (UNAUDITED)



                                                                           Inception                  Nine Months
                                                                      (November 13, 1998)          Ended November 30,
                                                                          through           --------------------------------
                                                                      November 30, 2000          2000             1999
                                                                  -----------------------------------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                           $ (3,922,326)      $(2,252,041)      $ (868,233)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
            Depreciation                                                         116,295           116,295                -
            Amortization of stock options                                         58,334            58,334                -
            Stock issued for legal fees                                          100,000                 -           75,000
            Stock issued for compensation                                        100,000           100,000                -
            Stock issued for marketing services                                  643,400           643,400                -
            Stock issued for consulting services                                 464,082            92,375          252,500
            Stock issued for interest                                            157,415           132,415            8,333
            Warrants issued for interest                                         101,050            66,050                -


Changes in Operating assets and liabilities:
            Receivables and other current assets                                (503,725)         (490,923)         (60,789)
            Accounts payable and other current liabilities                       843,174           604,000          (32,126)
                                                                  -----------------------   ---------------   --------------

Net cash provided by/(used in) operating activities                           (1,842,301)         (930,095)        (625,315)


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and equipment                                              (436,867)          (87,207)        (262,160)
                                                                  -----------------------   ---------------   --------------

Net cash provided by/(used in) investing activities                             (436,867)          (87,207)        (262,160)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Stockholder's capital contribution, net                                      1,891,439           659,900          747,878
  Convertible debentures                                                         200,100           200,100                -
  Short-term borrowing, net                                                      246,224           191,224           27,604
                                                                  -----------------------   ---------------   --------------

Net cash provided by/(used in) financing activities                            2,337,763         1,051,224          775,482
                                                                  -----------------------   ---------------   --------------


Net increase (decrease) in cash and cash equivalents                              58,595            33,922         (111,993)
Cash and cash equivalents, beginning of period                                         -            24,673          223,624
                                                                  -----------------------   ---------------   --------------

Cash and cash equivalents, end of period                                        $ 58,595          $ 58,595        $ 111,631
                                                                  =======================   ===============   ==============


Supplemental Schedule of noncash investing and financing activities:

Warrants issued for non-cash equipment purchase                                   30,000
Shares issued to extinguish short term borrowings                                 35,000            35,000


              Read the accompanying accounting notes to financial statement, which are an integral part of this financial statement.

                               INTERNET VIP, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                NOVEMBER 30, 2000

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

     These financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the fiscal year ended February 29, 2000 included in Internet VIP, Inc.'s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

NOTE 4 - GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $228,086 and $2,252,041 for the three and nine months ended November 30, 2000 and a net loss of $3,922,326 since inception. As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $1,842,301 from inception. To date, this has been financed principally through the sale of common stock ($1,891,439). Management believes the Company will have sufficient funds available from proceeds of private placements, debt issuance and estimated revenues for the year ended February 28, 2001 to finance the Company's operations until February 2001. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in Voice over Internet Protocol.

                               INTERNET VIP, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                               NOVEMBER 30, 2000

NOTE 5 - STOCKHOLDER'S EQUITY

     In March 2000, the Company sold 34,000 shares in a private placement at a price of $0.50 per share.

     In March 2000, the Company offered to sell, in a private placement, up to 750,000 units at a price of $2.00 per unit. Each unit consists of two shares of common stock and one warrant to purchase common stock. Each warrant entitles the holder to purchase one share of common stock at a price of $1.50 per share until March 31, 2003. From March to August 2000, 642,900 shares and 321,450 warrants were issued in connection with this offering.

     From March to August 2000, the Company issued 120,767 share of common stock in settlement of interest expense payments at a price of $1.00 per share.

     In May 2000, the Company issued 643,400 shares of common stock in settlement of marketing services at a price of $1.00 per share.

     In May 2000, the Company issued 99,300 shares of common stock in settlement of consulting services at a price ranging from $0.50 to $1.00 per share.

     In May 2000, the Company issued 100,000 shares of common stock to Christian Richer, the President, in accordance with the terms set forth in his employment contract. The shares were valued at a price of $1.00 per share.

     In August 2000, the Company issued 10,000 shares of common stock in settlement of consulting services at a price of $1.00 per share.

     On September 30, 2000 the Company settled short term loans in the amount of $35,000 by issuing 42,000 shares of common stock at a price of $.8333 per share.

     From September 1, 2000 through November 30, 2000 the Company issued 67,515 shares of common stock in settlement of interest expense payments at a price of $1.00 per share.

NOTE 6 - CONVERTIBLE DEBENTURE

On September 30, 2000, the Company issued a convertible debenture to a union investment fund in Canada, in the amount of CDN$300,000, bearing interest at 10% a year and maturing September 30, 2002. From the date of the second anniversary of the issuance of the debenture, the Company may, at its discretion, repay the debenture in 36 equal monthly and consecutive installments of capital and interest, on the first day of each month. Regardless of the Company exercising its right to repay the debenture, the debenture is convertible into common stock of the Company at a price of US $1.00 per share, at any time.

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

Results of Operations

Three months and nine months ended November 30, 2000 and 1999

During the three and nine month periods ending November 30, 2000, the Company incurred a loss of $228,086 and $2,252,041, respectively, compared to a loss of $200,848 and 868,233 for the same periods ended November 30, 1999. The company has an accumulated deficit since inception of $3,922,326. This increase was primarily driven by an increase in expenses incurred to bring the Company operational, and business development in Europe and the Caribbean region.

Revenues

During the three and nine month periods ending November 30, 2000, the Company generated revenue from sales of products and services of $497,536 and $524,854, respectively, compared to zero for the same periods ended November 30, 1999. Revenue generated since inception from sales of products and services is $524,854.

Operating Expenses

During the three months ended November 30, 2000, the company incurred $147,891 in operating expenses as compared to $158,168 in the same period in 1999. The decrease was due mostly to decreases in professional fees, travel and rent offset by an increase in salaries. During the nine months ended November 30, 2000, the company incurred $1,494,970 in operating expenses as compared to $821,268 in the same period in 1999. The increase was due to increases in marketing and salaries offset by decreases in professional fees, travel and deferred compensation expense.

Depreciation

During the three and nine month periods ending November 30, 2000, the Company incurred depreciation expense in the amounts of $47,507 and $116,295, respectively, compared to no depreciation for the same periods in 1999. Depreciation from inception is $116,295. The increase in depreciation is due to assets being placed in service in the three and nine month periods ending November 30, 2000.

Interest Expense

During the three and nine month periods ending November 30, 2000, the Company incurred interest expense of $83,115 and $203,882, respectively, compared to no interest for the same periods in 1999. Interest expense from inception is $259,715. The increase in interest expense is due to the company borrowing funds to continue to fund the operations in the development stage.

Material changes in financial condition, liquidity and capital resources

At November 30, 2000, the Company had $58,595 in cash and cash equivalents compared to $111,631 for the same period in 1999. The Company had a working capital deficit of approximately $532,092 at November 30, 2000. Net cash used in operating activities for the nine months ended November 30, 2000 was $930,095 compared to $625,315 for the same period in 1999 and $1,842,301 since inception. Cash used was mainly attributable to the net cash loss from operations as well as changes in net operating assets and liabilities.

Net cash used in investing activities was $87,207 for the nine months ended November 30, 2000 compared to $262,160 for the nine months ended November 30, 1999. Net cash used since inception was $436,867. The net cash used was for the purchase of equipment required for operations and development.

Net cash provided by financing activities was a net of $1,051,224 for the nine months ended November 30, 2000 and $775,482 for the same period in 1999. Net cash provided since inception was $2,337,763. These amounts are primarily attributable from sale of shares through private placements as well as the net effect of short term borrowings.

Beginning on March 16, 2000, the Company commenced a new private placement of up to $1,500,000. As of November 30, 2000, $659,900 had been raised.

Also, during the previous quarter, the Company borrowed from several non-affiliated parties, bringing its total indebtedness for these types of loans to $246,224. In lieu of cash, interest on these loans is paid in the form of common shares.

The monthly financial requirements for the Company, not including the cost of the leases for dedicated fibre-optic lines, and not including management and senior consultant salaries and fees, for both the Montreal and Moscow offices are estimated to be $20,000. At the quarter end, the Company had $58,595 in cash and cash equivalents.

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

General Operations

In the quarter ended November 30, 2000, the Company completed testing additional nodes in its network required for the first phase of its business objectives. The Company also continued the process of signing up users and obtaining firm commitments for usage.

IVIP sales personnel, both Canadian and Russian, continued visiting with potential customers in Russia, primarily in the government and industrial sectors, in ongoing efforts to obtain letters of interest or letters of intent in anticipation of the network carrying revenue producing traffic. During the quarter, the Company added St. Petersburg (Russia) to its target market.

The Company also took what it believes is a large forward step by acting to meet potential customer demands for a direct link into New York and Toronto. Accordingly, during the quarter, the Company completed installation begun in the previous quarter and finalized testing of a link from New York to our operational hub in Montreal. Expenses related to the New York switch were approximately $41,000. The New York switch became operational in December 2000. Based upon comments from potential customers, the Company believes that with the New York switch operational we can now approach large users and obtain significant contracts. No assurances can be given that these plans will actually result in increased revenues.

Additionally, the Company added Toronto, as a node to our network, making us more accessible to potential large customers in Canada for our wholesale traffic market. Approximately $10,000 was spent to establish this link in Toronto, which became operational in October, 2000.

During the third quarter, the Company began activities in the area of prepaid long distance service, receiving a purchase order to produce $200,000 worth of cards per month for termination of calls worldwide. We are also in contact and discussions with several additional "switchless operators" that have indicated a desire to sign contracts with us to provide prepaid long distance service on their behalf.

Also during the quarter, the Company terminated its technical support contract with Bridgepoint Enterprises and decided to build up its own technical support group. Currently, we have three telecom consultants on call. The estimated costs to the Company is approximately $19,000 per month. Bridgepoint is still under contract to only provide co-location services for our Montreal gateway, at a re-negotiated cost of $1,550 per month. The Company expects to save $6,450 per month as a result of this change.

Expansion

The Company intends to expand its operations into St. Petersburg. As the Moscow facility is now operational, cash flows generated by the Moscow facility and additional financing will be used to pay for this addition. In the quarter, the gateway was successfully installed and tested. Useage is expected by end of February, 2001. While the Company will not have to pay for the equipment for six months and believes it will be able to pay for the equipment out of then existing cash flows, the Company anticipates requiring approximately $125,000 to finance startup costs for the new facility.

In general, total costs for each new facility including equipment, installation, marketing and office personnel is currently estimated at $300,000. The balance of any funding, if successful, will be utilized for advertising and marketing to address the retail prepaid phone card market. To date, the Company has not spent any funds on any additional facilities.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

             None.

Item 2. Changes in Securities

             During the quarter, the Company sold 2,500 units consisting of two common shares and one warrant. Each warrant is exercisable into one common share at $1.50 per share until March 31, 2003. The units were sold at $2.00 per unit. These units were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 (the "Act").

         During the quarter, the Company issued 44,675 shares of restricted common stock to various non-related parties as interest payments on short term loans made to the Company. These shares were valued at $1.00 per share and were issued pursuant to the exemption from registration contained in Section 4(2) of the Act.

             During the quarter, the Company agreed to issue 10,000 shares of restricted common stock to a non-related technical consultant, in lieu of monies owed to him for consulting services rendered to the Company. These shares were valued at $10,000 and were issued pursuant to the exemption from registration contained in Section 4(2) of the Act.

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


January 8, 2001