Form 10KSB
period 2001-02-28
INTERNET VIP INC
filed 2001-06-14
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-KSB

              [X] Annual report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the Fiscal Year ended February 28, 2001

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

          1155 University Street., Suite 602, Montreal, Canada H3B 3A7
                    (Address of principal executive offices)

                                 (514) 448-4847
                         (Registrant's telephone number)

Securities registered pursuant to Section 12 (b) of the Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $.0001 par

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State issuer's revenues for its most recent fiscal year. $970,171

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $8,712,344 on May 18, 2001.

As of May 18, 2001 the issuer had 28,104,337 shares of its Common Stock outstanding.

                                     PART 1

Item 1.  Description of Business

The following discussion should be read in conjunction with the financial statements and related notes which are included elsewhere in this report. Statements made below which are not historical in facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, competition and our ability to market our product.

(a)      Business Development

         Internet VIP, Inc. (the "Company"), a Delaware corporation, was organized on November 13, 1998. The Company also operates through a wholly owned Canadian subsidiary corporation IVIP Telcom Canada, Inc., previously known as V.I. Internet Telecommunications Inc. The Company has not been involved with any bankruptcy, receivership or similar proceedings. On May 17, 2001 the Company announced a joint venture with Polykvart Telecom, a Russian entity, to create "PT-Intertel XXI", in which the Company would hold 51% of the venture. PT-Intertel XXI would offer telecommunication services to and from Russia and the Commonwealth of Independent States ("C.I.S."). On June 1, 2001 the Company announced an agreement to acquire 100% of the issued and outstanding shares of Yapalot Holdings Inc., a Toronto-based company that provides VoIP ("Voice over the Internet Protocol") communication services through the issuance of common shares to Yapalot shareholders. Subsequent to the transaction, shareholders' of each company shall own 50% of the Company's outstanding stock. Completion of this transaction is subject to all requisite regulatory and shareholder approvals.

The Company

         The Company was formed to sell international long distance telephone services through the use of Internet based technology, specifically, Voice over Internet Protocol ("VoIP").

         The Company's business has been organized into two separate, yet complementary, divisions so that its revenues are derived from two markets:

         1. (Wholesale) Providing carrier and termination services, worldwide, for other telecom companies, at ----- competitive rates; and

         2. (Retail) Providing telephone calling origination and termination, at attractive prices, servicing areas of the world that currently have expensive and/or poor quality long distance service, primary through the use of pre-paid telephone cards. Competitive rates are to be achieved by using low-cost Internet Protocol gateways and taking advantage of the efficacy of VoIP technology.

Our Business Strategy

         The major determining factors as to where we seek to locate our gateways (POPs), and where we intend to focus our services are driven by (a) existing high tariffs and (b) the termination points for our customers of pre-paid telephone cards.

         (a) High Tariff Regions

         We intend to locate our POPs in geographic regions based on the following criteria:

         1. that currently have high telephone  tariffs
         2. that have  antiquated  telephone  infrastructure
         3. where contacts, especially governmental, underlie most business development
         4. where the telecommunications  industry is undergoing a modernization
         5. where we understand  the cultural and business  environment
         6. that have a large ex-patriot community in the "west".

Then, to develop in each selected geographic location, we:

         1. use our worldwide contacts to seek out a local Joint Venture (JV) partner; (usually a government or very prominent local commercial entity),
         2. obtain a license to operate a telecom business in that jurisdiction,
         3. build and operate one or more IP gateways,
         4. link up this gateway to the rest of our network through private leased fiber-optic lines or IP telephony,
         5. supply immediate inbound traffic from existing customers, and
         6. work with our new JV partners to develop outbound traffic from three major market sectors; government, industrial, and retail (pre-paid cards).

         (b) Pre-Paid Customers

         Most of our pre-paid telephone cards are directed at specific ethnic communities and therefore can be expected to generate high volume traffic to very specific global termination points. We plan to either install our own gateways at these destinations or seek strategic partnerships that yield the lowest cost for us to terminate traffic there.

Our operations

         In Canada, the Company operates through a wholly owned Canadian subsidiary, IVIP Telcom Canada, that shares office space at our head offices in Montreal. IVIP Telcom was formed to develop business in Canada and is responsible for oversight and maintaining our equipment and gateway located in Montreal.

         All of the Company's technology is state of the art, but the Company is not dependent on any one vendor in particular. For the hardware in the switching centers in Montreal, Moscow, and St. Petersburg, we employ a configuration and equipment manufactured by Ericsson Inc.

         In the pre-paid card division we are directing our efforts towards so-called "switch-less operators" as an important part of our customer base. "Switch-less operators" are those companies that have an established and well-developed distribution network, and have begun utilizing their channels to sell and distribute pre-paid long distance telephone cards, yet they do not own or maintain any telecom equipment. We have made our network available to these types of companies, whereby we provide a "turnkey" telecom network underlying the service that these distributors sell. We have, to date, signed up one such customer and during our first 5 months have $970,171 in revenue. We are currently negotiating with several additional such operators.

International Division

         Our initial international operation is in Russia. Currently, we operate two IP telephony gateway centers in that country, one in Moscow, and the other in St. Petersburg. Both centers are connected to our hub in Montreal, and serve as the core switches that allow calls to be routed from anywhere in North America or from Russia to over 240 countries and territories at very low cost.

         Our potential customers in Russia can be characterized into three subgroups. The first subgroup is government ministry and related agencies. The second group are large users derived from industry that are to receive preferential rates. And finally, the third group of customers are individuals or small corporate users that will have purchased prepaid calling cards or contracts. As with most prepaid calling card systems, the customer places a call from any telephone in Russia, by dialing a local access number to reach our equipment and then inputs his card number and personal identification number ("PIN"). The equipment validates the card number and PIN and then gives the caller a second dial tone allowing him to make the long distance call. For all types of customers, our technology and equipment will process these steps in milliseconds and the customer will be unable to detect the difference between a traditional long distance call between Moscow and the world and a call utilizing our network. The process for a call to Moscow originating in North America over our network operates the same way with the customer calling an "800" number to access the Montreal platform in the same manner as if he were using a conventional calling card.

         In Russia, we operate our business under the corporate name Intertel XXI which is a Russian entity owned 100% by us. We had owned 80% and the remaining 20% of the Russian company was owned by the "Special Technique and Communication Services Institute", an agency of the Russian Ministry of Interior, but this 20% was repurchased by us for a nominal amount.

         We have letters of intent with governmental and industrial entities expressing an interest to purchase telephone service for calls from Russia to the world. The network has been installed and tested and is now fully functional. However, the commencement of revenues from Russia suffered an unexpected delay due to the fact that the Ericsson equipment installed by us was the most advanced available and had as yet not been certified for use in Russia, by the Ministry of Communications. This procedure was finally completed April 11, 2001.

         With this successful certification, we continue the process of converting the letters of intent to firm contracts. If the Company is successful in converting these letters to firm contracts, the Company anticipates that by the end of the first year of long distance service between Russia and the world the Company will be providing 1,000,000 minutes of long distance traffic per month. However, there can be no assurance that such usage and/or revenue levels, if any, will be attained.

         In addition, the Company is still in the process of analyzing the long distance traffic between Russia and Europe. However, there can be no assurance that any business will develop in this market.

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

         On the North American side, the Company has established a presence with a prepaid telephone card distributor in the New York City area. On May 3, 2001 the company received a purchase order of approximately $2.6 million USD. The company continues to develop and market its services throughout Canada and the United States as well as the Caribbean.

         The Company does not expect to incur any material costs in complying with environmental laws.

         The Company has total of 5 employees all of whom are full time employees, including 3 members of management. None of our employees are members of a union and we believe we have a good relationship with our employees.

Item 2.  Description of Property

         The Company maintains its corporate offices at 1155 University Street, Suite 602, Montreal, Canada where we have approximately 1,550 square feet at an annual rental of approximately $20,000 per year which includes all utilities and applicable taxes. The lease expires on November 30, 2002.

         Our Moscow facility is comprised of approximately 1,750 square feet and is located at 6 Marksistki per, Moscow, Russia. The lease was for six months expiring on December 31, 2000. The annual rent is approximately $37,200 annually. The company continues to maintain its office at this location on a month to month basis with the same monthly rent amount.

Item 3.  Legal Proceedings

         The  Company  is  not   currently   involved  in  any  material   legal
proceedings.

Item 4.  Submission of matters to a vote of security holders

         None

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         (a) Market Information

         As of February 28, 2001, there was no public trading market for the Company's securities. Subsequent to year-end, our common shares were accepted for quotation on the NASD OTC Bulletin Board.

         The Company, on February 28, 2001, had 600,000 class A warrants issued and outstanding. Each Warrant entitles the holder to purchase one Share of restricted Common Stock at an exercise price of $1.00, subject to adjustment, until December 31, 2002.

         In addition, the Company had 354,250 class B warrants. Each Warrant entitles the holder to purchase one Share of restricted Common Stock at an exercise price of $1.50, subject to adjustment, until March 31, 2003.

         None of the shares underlying the warrants have any registration rights.

         As of February 28, 2001, the Registrant had 25,178,232 shares of its Common Stock outstanding.

         Of the 25,178,232 shares of common stock outstanding, 23,516,932 shares are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

         (b) Holders

         On February 28, 2001, there were 238 holders of the Company's common stock, one holder of the Company's Class A warrants and 6 holders of the Company's Class B warrants.

         (c) Dividends

         The Company has had no earning to date, nor has the Company declared any dividends to date. The payment by the Company of dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not declared any cash dividends since inception and has no current intention to declare any.

Item 6.  Plan of Operations

         The following discussion should be read in conjunction with the financial statements and related notes that are included under Item 6. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to market our services, competitive factors and other risk factors as stated in other of our public filings with the Securities and Exchange Commission.

         Internet VIP, Inc. (hereafter, the "Company" or "IVIP") was formed in November, 1998, to sell long distance international telephone services using the technology, Voice over Internet Protocol ("VoIP'). From its control center in Montreal, Canada, calls are to be routed from anywhere in North America to anywhere in the world using VoIP technology. The first phase of operations plans to encompass calls, primarily, from North America to St. Petersburg and/or Moscow, Russia and vice versa.

         We established our business presence in Montreal, with the opening of an office at 1155 University Avenue in February 1999. This office has become the Company's worldwide headquarters and the hub of its telecommunications network.

         We continue to be in the development stage. During the year ended February 28, 2001, we incurred an operating loss of $2,706,361 as compared to an operating loss of $1,451,275 for the year ended February 29, 2000. The increased loss is primarily due to an increase in our marketing efforts, the recognition of salaries payable to management and staff and additional administrative expenditures. Since inception (November 13, 1998) we have incurred an operating loss of $4,376,646. Revenues were generated for the first time since inception during the year ended February 28, 2001. Revenues totaled $970,171. To date, all of our revenues have come from the sale of pre-paid calling cards. In fact, all of our sales have been to one customer. High concentration of sales are generally viewed with some apprehension and we hope to attract additional customers. At the moment, our relationship with our customer is good and as discussed below, we expect additional sales.

         As reflected in our February 28, 2001 balance sheet, we have minimal cash on hand and negative working capital. The Company's operations are not generating sufficient cash to maintain its present operations. We currently have five employees in our Montreal office, which includes the President, Vice President and Chief Executive Officer. Projected annual salaries are an aggregate of $250,000, which is based on the current headcount with no additional hiring of personnel. Our projected annual rent for the next twelve months in Montreal is approximately $20,000. Professional fees should be significantly lower than prior years since we have completed the registration process with the Securities and Exchange Commission. Projected annual professional fees are $100,000 based on the company maintaining reporting compliance. Travel in the past was necessary to develop the Russian hubs. Since these locations are now operational, travel will be reduced and limited primarily as a monitoring tool. Projected annual travel expense is $50,000. During the year we increased our marketing activity in an effort to generate more sales. Projected marketing costs for the next twelve months are $100,000. The company is also reviewing all non essential activities and expenditures and fixed costs such as line rentals, office leases, salaries and consulting fees and will be aggressively curtailing these items to assist in reducing the cash used in operating activities.

         Our North American operations has seen increased activity in the sale of prepaid calling cards. A major customer in New York has agreed to order approximately $2.6 million USD in prepaid calling cards. Although this is a significant order and will certainly contribute cash to cover some of the monthly operating expenses, we believe we will still be deficient in satisfying our cash requirements over the next 12 months. We anticipate that we will have to raise additional funds in the next twelve months through equity financing. The Company is also exploring areas of strategic alliances with other organizations in an effort to better position itself in the telecommunciations market.

         Our operations in Russia have required major cash outlays to develop the necessary infrastructure for its operations. We do not anticipate any more major cash outlays in this area since at this time the operations are fully functional. Our efforts in this area will now focus on selling services to the targeted markets.

         On May 30, 2001, we entered into an agreement to acquire 100% of the common shares of Yapalot Communications Holdings Inc., a Delaware corporation ("Yapalot") through a newly formed subsidiary. The basic parameters of the merger are that post merger, the total ownership of the Company will be shared approximately equally between our shareholders and those of Yapalot; the companies, at least initially, will be operated as two entities, with decisions shared by a balanced Board of Directors.

         Yapalot and its wholly Canadian subsidiary, Yapalot Communications Inc., were formed to deploy and market a global Internet Protocol ("IP")
telecommunications network. Yapalot specializes in voice communications solutions over the Internet, specifically in the area of long distance telephone service.

         The Company believes this merger entails a synergy strongly beneficial to both entities, as Yapalot has installed, to date, 13 VoIP POPs in various first world countries, while we have shown our forte in obtaining telecom licenses and operating in the emerging markets. The merger will also substantially reduce our cost for terminating traffic in those locations where Yapalot has their installations.

         Yapalot is subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended, and is current in its filings with the Securities and Exchange Commission.

Item 7.  Financial Statements

         The financial statements are included herein commencing on page F-1. The Company is not required to provide supplementary financial information.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         A change in accountants was previously reported on a Current Report on Form 8-K filed on October 23, 2000.

                                    PART III

ITEM 9. Directors, Executive Officers, Promotes and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors serve for one year terms and until their successors are elected and assume office.

Name                                Age         Position

Dr. Ilya Gerol                      61          Chairman

Christian P. Richer                 52          Interim President

Derek Labell                        41          Vice-President,
                                                Sales (N. America)

Viatcheslav Makarov                 46          Secretary, Treasurer and
                                                Director


Dr. Ilya Gerol:  Chairman

         Dr. Ilya Gerol is an expert in communications with over 28 years of experience. A Canadian of Russian descent, Dr. Gerol is Chairman of the Board of Directors. He has consulted to the Economic Council of Canada, and has researched and analyzed international information and economic trends, specializing in energy, communications, and the world economy. From 1991 to 1994 he was a consultant on Eastern Europe and Commonwealth of Independent States to Economic Counsel of Canada for Amberoute International Group. From 1994 to 1997 Dr. Gerol was Editor-in Chief and Vice President - International, of the newsletter D.A. & G. Information and Analysis, a publication covering economic and political news from Russia and Eastern Europe. Dr. Gerol has been on staff and/or visiting professor for over 14 universities throughout to world including State University of Winnipeg, University of British Columbia, Moscow State University, Hebrew University and others.

Christian P. Richer, Interim President

         Mr. Richer was the President, CEO and Director of the Company from March 1, 2000 to May 1, 2001. Since that date he resigned all his positions with the Company and is now acting as Interim President. Mr. Richer is an authority in the field of telecommunications, and a marketing expert in the international marketplace. Mr. Richer has 25 years of experience with Bell Canada and several of its many subsidiaries, working mostly in sales and marketing. Recently he formed his own company, C2 Marketing International, selling specialty telecommunications products. Mr. Richer brings to the Company extensive international contacts. Mr. Richer has a D.E.C. diploma from the University of Quebec.

Derek Labell: Vice-President and Director of Sales and Marketing (North America)

         Mr. Labell is Vice-President and Director of Sales and Marketing (North America) and comes to the Company with over 20 years experience in sales, marketing and management. Mr. Labell has an in-depth knowledge of he North American telecommunications long distance telephone card market, including card marketing, applications, production, distribution, franchising and card application platforms. From 1995 to 1997, Mr. Labell provided consulting services to Monit International Inc. (a privately held Montreal Real Estate company owning and managing more than sixty properties throughout Eastern Canada and United States) on leasing and tenant improvement construction issues. From 1997 to present he has been the director of leasing for Tidan, a privately held Montreal Real Estate company owning and managing more than fifty properties throughout Eastern Canada and United States. Mr. Labell was President of the Company from June 15, 1999 to February 29, 2000.

Viatcheslav Makarov:  Secretary, Treasurer and Director

         Mr. Makarov has been the Secretary and Treasurer since February 1, 2001, and prior thereto he was the Vice President and Director of Sales and Marketing (Russia). Mr. Makarov was trained as an engineer and his initial career was as an avionics scientist in the former Soviet Union. From 1989 through 1995, he was the chief representative of Volvo (automotive) in Russia and, as well, worked as a member of Renault bureau in Moscow. In 1996, Mr. Makarov moved to Canada where he established and currently operates, the Interservice Group, a group of companies that consult to U.S., Canadian and European business circles on financial and industrial development within Eastern European and C.I.S. countries utilizing the many contracts and connections that he has cultivated in the last ten years in both the Russian government and industry.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and beneficial owners of more than ten percent of any class of Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and beneficial owners of more than ten percent are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ending February 28, 2001, all of the officers, directors and 10% stockholders did not fail to make any filings, except that Mr. Richer did not file any Form 4 regarding the exercise of stock options. It also appears that one 10% beneficial owner did not file a Form 4.


Item 10.  Executive Compensation

(a) General

         Commencing on March 1, 2000, the Company agreed to pay Dr. Gerol and Mr. Makarov an annual salary of $72,000 USD each.

         Commencing May 1, 2000, Mr. Richer's salary is $90,000 USD per annum. From May 1, 2000 to February 28, 2001, Mr. Richer earned $75,000 of the annual $90,000 in salaries. Mr. Richer also received 100,000 shares of the Company's common stock at $.0001 as part of his employment contract. Mr. Richer's contract also grants him options to purchase annually 100,000 shares of the Company's common stock at a price of $0.05 while his employment contract is in effect. Mr. Richer's employment contract also allows a car allowance of approximately $4,000 USD annually. As at May 1, 2001, Mr. Richer indicated that he would not renew his contract, but remain as interim President on a month to month basis, as the Company searches for a replacement.

(b) Summary Compensation Table

                           SUMMARY COMPENSATION TABLE


Name and                                                              Other             Long-term
Principal Position         Year            Salary      Bonus       Compensation     Compensation:Options
------------------         ----            ------      -----       ------------     --------------------

Dr. Ilya Gerol             2000            12,000        0              0                      0
Chairman & Chief           2001(1)         65,000        0
Executive Officer

Christian Richer           2001(2)         90,000        0         $100,000(3)           100,000
President & CEO


(1)      CEO from March 1, 2000 (start of fiscal year through April 30, 2000.
(2) Covers the fiscal year period from May 1, 2000 (date of hire) to February 28, 2001.
(3) Consists of 100,000 shares of common stock. Does not include a $4,000 car allowance.

(c) Option/SAR Grants Table

                      Option/SAR Grants in Last Fiscal Year

                                Individual Grants

------------------------------------------------------------------------------------------------------------------

                         Number of
                         Securities          % of Total
                         Underlying          Options/SARs
                         Options/            Granted to
                         SARs                Employees in     Exercise or Base     Market      Expiration
Name                     Granted (#)         Fiscal Year        Price ($/Sh)        Price      Date
-------------------------------------------------------------------------------------------------------------------

CEO - C. Richer          100,000             100%                  $0.05            $1.00      March 31, 2001


These options were exercised on March 30, 2001.

(d) Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

         None

(e) Long-Term Incentive Plans - Awards in Last Fiscal Year

         None

(f) Compensation of Directors

         No Director receives any compensation for his service as a Director

(g) Employment contracts and termination of employment and change-in-control arrangements.

         On April 28, 2000 the Company entered into a one-year employment agreement with its CEO, Mr. Christian Richer. The agreement was effective May 1, 2000 through April 30, 2001 and was automatically renewable unless either party gives notice to terminate within 60 days of the expiration date (April 30). The contract reflects an annual salary of $90,000 USD. Mr. Richer also received 100,000 shares of the Company's common stock at $.0001 as part of his employment contract. Mr. Richer's contract also grants him options to purchase 100,000 shares of the Company's common stock on March 31 each year the agreement is in effect at a price of $0.05 per share. Mr. Richer's employment contract also allows a car allowance of approximately $4,000 USD annually. The Contract has not been renewed, and Mr. Richer is continuing to act on an interim basis until a successor is found. Mr. Richer is currently receiving $7,500. per month.

h) Report on repricing of options/SARs

          None

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the information as of May 31, 2001 regarding the beneficial ownership of the Company's Common Stock, $.0001 par value, as of the date hereof and after the Offering by (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding shares of Common Stock, (ii) each director and executive officer of the Company who owns shares and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares of Common Stock are owned by the individual named as sole record and beneficial owner with exclusive power to vote and dispose of such shares. None of the people listed below owns any other securities of the Company. There are no arrangements which may result in a change in control of the Company.


Title of                 Name and Address                   Amount and Nature            Percent
Class                    of Beneficial Owner                of Beneficial Owner          of Class
-------------------------------------------------------------------------------------------------------

Common Stock             Ilya Gerol (1)                           2,508,266                9.96

Common Stock             Viatscheslav Makarov (1)                 2,508,266                9.96

Common Stock             Christian Richer (1)                       200,000                0.80

Common Stock             Derek Labell (1)                         2,809,266               11.16

Common Stock             Nais Corp.                               1,297,701                5.15
                         94 Washington Ave.
                         Lawrence, NY  11559

Common Stock             Howard Salamon                           1,872,701                7.44
                         20 Margaret Ave.
                         Lawrence, NY  11559

Executives Officers and Directors as a Group
(3 persons)


---------------------------------
(1) Uses Company's address

Item 12.  Certain Relationships and Related Transactions

         By way of an assignment from VI  Interservice  Inc., an entity owned by
V. Makarov, the Company has entered into an office lease agreement for its Montreal office on September 15, 2000. The lease expires on November 30, 2002. Monthly rent amounts, which include taxes, are $1,705. Mr. Makarov is a shareholder, director and officer of Internet VIP, Inc. Prior to September 15, 2000 the Company rented office space from VI Interservice Inc. at an annual rental of $24,000 USD. The Company believes the rate was at fair market value.

         During the fiscal period ending February 28, 2001, the Company received investment relations services from NP Investments, an entity owned by Howard Salamon (a 5% shareholder). Fees for such services which totaled $38,105 for the year ended February 28, 2001 and were settled by the issuance of 146,315 shares of common stock.

         During the fiscal period ending  February 29, 2000,  the Company issued
437,500  shares  to  Howard  Salamon  (a  5%  shareholder)   for  business  plan
preparation and financial and cash flow analysis.

         In December 1998, the Company entered into a four year consulting agreement with Nais Corp., a shareholder, pursuant to which Nais Corp. will provide financial and business public relations consulting services. Nais Corp. claims that it is owed US$ 138,000 as of February 28, 2001 pursuant to this agreement. While the Company acknowledges the validity of the agreement, the Company disputes that any funds are currently due under this agreement. Both parties agree that the Company is not obligated to make any cash payments to Nais Corp. until it has revenues of $1 million. The dispute centers on whether payments accrue until the revenue milestone is met.

         Bridgepoint is owned by Artel Communications Inc., a minority shareholder of the Company. The Company paid Bridgepoint $8,000 per month for consulting services and for warehousing of equipment. This agreement terminated in May 2000. A new agreement was entered into in May 2000 whereby the Company will only warehouse its equipment at Bridgepoint's location for a monthly fee of $1,679. The Company believes these charges to be a fair price.

                                     PART IV

Item 13.  Exhibits, Lists and Reports on Form 8-K

(a) List of Exhibits

           None

(b) Reports on Form 8-K

          No reports were filed during the last quarter of the period covered by this report.

                                Mark Cohen C.P.A.
                           1772 East Trafalgar Circle
                               Hollywood, Fl 33020
                                (954) 922 - 6042
--------------------------------------------------------------------------------


                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Internet VIP, Inc.

We have audited the accompanying balance sheet of Internet VIP, Inc. (a company in the development stage) and its subsidiaries as of February 28, 2001 and the related statements of operations, shareholders' equity (deficiency) and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Internet VIP, Inc. and its subsidiaries as of February 29, 2000, were audited by other auditors whose report dated June 23, 2000, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet VIP, Inc. and its subsidiaries at February 28, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has experienced an operating loss and management has determined that it will require additional capital to continue funding operations and meet its obligations as they come due. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/Mark Cohen, C.P.A.
Mark Cohen C.P.A.
A Sole Proprietor Firm


Hollywood, Florida
May 2, 2001

                      INTERNET VIP, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEET





                                                                                          February 28,          February 29,
                                                                                              2001                  2000
                                                                                          -------------          ------------
                                     Assets

Current assets
     Cash and cash equivalents                                                                 $ 27,480            $ 24,673
     Accounts receivable, net                                                                   177,934                   -
     Other receivables                                                                          176,957                   -
     Other current assets                                                                         4,197              12,802
                                                                                              -----------        ------------
       Total current assets                                                                     386,568              37,475
Property and equipment, net                                                                     381,177             379,660
Other assets                                                                                     14,674                   -
                                                                                              -----------        ------------
       Total assets                                                                             782,419             417,135
                                                                                              ===========        ============
                      Liabilities and Shareholders' Equity

Current Liabilities
     Accounts payable and accrued liabilities                                                 1,659,496             239,174
     Short term borrowings (principally related parties)                                        179,321              55,000
     Deferred revenue                                                                           216,025                   -
     Other current liabilities                                                                    9,623                   -
                                                                                             -------------        ------------
       Total current liabilities                                                              2,064,465             294,174

Long Term Debt                                                                                  200,100                   -
Other Liabilities                                                                                 2,735                   -
                                                                                             -------------        ------------
       Total Liabilities                                                                      2,267,300             294,174

Shareholders' Equity
     Common Stock, $.0001 par value; authorized 50,000,000 shares;                                2,510               2,335
          issued and outstanding - 25,178,232 and 23,351,027 respectively
     Paid in Capital                                                                          2,905,921           1,790,911
     Deferred Compensation                                                                      (16,666)                  -
     Deficit accumulated during the development stage                                        (4,376,646)         (1,670,285)
                                                                                             -------------       ------------
       Total Shareholder's Equity                                                            (1,484,880)            122,961

        Total liabilities and shareholder's equity                                            $ 782,419           $ 417,135
                                                                                             =============       ============

              Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement

                      INTERNET VIP, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF OPERATIONS
            FROM INCEPTION (NOVEMBER 13, 1998) TO FEBRUARY 28, 2001
      FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000



                                                                            Inception                   Twelve months ended
                                                                        (November 13, 1998)       February 28,       February 29,
                                                                            through               ----------------------------------
                                                                          February 28, 2001             2001               2000
                                                                      -------------------------   ---------------    ---------------
Revenues                                                                       $ 970,171              $ 970,171            $ -

Cost of Sales                                                                  2,276,358              2,012,437            255,921
                                                                      -------------------------    ---------------    --------------

Gross Profit                                                                  (1,306,187)            (1,042,266)          (255,921)

Operating expenses:
       Marketing                                                                 541,164                390,334            145,600
       Salaries and payroll related                                              531,437                419,230             97,540
       Professional Fees                                                         849,136                258,427            514,373
       Travel                                                                    312,783                 97,596            119,740
       Amortization of deferred compensation                                     100,000                    -              100,000
       Rent                                                                      137,293                 54,008             79,235
       Selling, general and administrative expenses                              472,782                374,469             83,033
                                                                      -------------------------    ---------------    --------------
          Total operating expenses                                             2,944,595              1,594,064          1,139,521

          Loss before other income (expense)                                  (4,250,783)            (2,636,331)        (1,395,442)

Other income (expense):
       Interest income                                                               176                    176                  -
       Interest expense                                                         (119,349)               (63,516)           (55,833)
       Foreign exchange gain (loss)                                               (6,691)                (6,691)                 -
                                                                      -------------------------    ---------------    --------------
          Total other income (expense)                                          (125,864)               (70,031)           (55,833)
                                                                      -------------------------    ---------------    --------------
Net Loss                                                                      (4,376,646)            (2,706,361)        (1,451,275)
                                                                      =========================    ===============    ==============
Basic weighted average common shares outstanding                                                     24,722,640         22,289,828
                                                                                                   ===============    ==============

Basic Loss per common share                                                                           $ (0.1095)         $ (0.0651)
                                                                                                   ===============    ==============


              Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.

                      INTERNET VIP, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       STATEMENT OF STOCKHOLDERS' EQUITY
            FROM INCEPTION (NOVEMBER 13, 1998) TO FEBRUARY 28, 2001




                                                                   Common Stock
                                                   --------------------------------  Paid-in             Deferred
                                                      Shares        Amount           Capital            Compensation
                                                   -------------  -----------      ------------       ----------------

Balance, inception (November 13, 1998)                        -          $ -               $ -                    $ -

Issuance of common stock to founders                 18,772,600        1,877
Issuance of common stock in a private                 1,184,000          118            59,082
placement ($0.05 per share)
Issuance of common stock in a private                   718,200           72           339,028
placement ($0.05 per share), net
Issuance of common stock for consulting                 200,000           20            99,980               (100,000)
services
Net loss year ended February 28, 1999

                                                   -------------  -----------      ------------       ----------------
Balance, February 28, 1999                           20,874,800        2,087           498,090               (100,000)

Issuance of common stock in a private                 1,672,727          167           831,195
placement ($0.05 per share), net
Issuance of common stock for consulting                 743,500           75           371,632
services
Issuance of common stock in lieu of                      60,000            6            59,994
interest
Issuance of warrants for purchase of                                                    30,000
equipment
Amortization of deferred compensation                                                                         100,000
Net loss year ended February 29, 2000

                                                   -------------  -----------      ------------       ----------------
Balance, February 29, 2000                           23,351,027        2,335         1,790,911                      -

Issuance of common stock in a private                    20,000            2             9,998
placement ($0.50 per share)
Issuance of common stock in a private                    30,400            3            23,397
placement ($0.77 per share)
Issuance of common stock in a private                   626,500           63           626,437
placement ($1.00 per share)
Issuance of common stock in lieu of                     179,840           18            43,548
interest
Issuance of common stock for marketing                  643,400           64           214,369
services
Issuance of common stock to executive                   100,000           10            99,990               (100,000)
per employment agreement
Amortization of deferred compensation                                                                          83,334
Issuance of common stock for other services             185,065           19            55,295
Issuance of common stock for conversion of               42,000            4            41,996
debt
Net loss year ended February 28, 2001

                                                   -------------  -----------      ------------       ----------------
                                                   -------------  -----------      ------------       ----------------
Balance, February 28, 2001                           25,178,232        2,510         2,905,921                (16,666)
                                                   =============  ===========      ============       ================

                      INTERNET VIP, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       STATEMENT OF STOCKHOLDERS' EQUITY
            FROM INCEPTION (NOVEMBER 13, 1998) TO FEBRUARY 28, 2001 (CONT.)


                                                   Accumulated               Total
                                                   Deficit during          Stockholders'
                                                   Development               Equity
                                                   Stage
                                                   --------------          --------------

Balance, inception (November 13, 1998)             $      -                $        -

Issuance of common stock to founders                                              1,877
Issuance of common stock in a private                                            59,200
placement ($0.05 per share)
Issuance of common stock in a private                                           339,100
placement ($0.05 per share), net
Issuance of common stock for consulting                                               -
services
Net loss year ended February 28, 1999                 (219,010)                (219,010)
                                                   --------------          --------------
Balance, February 28, 1999                            (219,010)                 181,167

Issuance of common stock in a private                                           831,362
placement ($0.05 per share), net
Issuance of common stock for consulting                                         371,707
services
Issuance of common stock in lieu of                                              60,000
interest
Issuance of warrants for purchase of                                             30,000
equipment
Amortization of deferred compensation                                           100,000
Net loss year ended February 29, 2000                                        (1,451,275)
                                                   --------------          --------------
Balance, February 29, 2000                          (1,670,285)                 122,961

Issuance of common stock in a private                                            10,000
placement ($0.50 per share)
Issuance of common stock in a private                                            23,400
placement ($0.77 per share)
Issuance of common stock in a private                                           626,500
placement ($1.00 per share)
Issuance of common stock in lieu of                                              43,566
interest
Issuance of common stock for marketing                                          214,433
services
Issuance of common stock to executive                                                 -
per employment agreement
Amortization of deferred compensation                                            83,334
Issuance of common stock for other services                                      55,314
Issuance of common stock for conversion of                                       42,000
debt
Net loss year ended February 28, 2001              (2,706,361)               (2,706,361)
                                                  -------------            --------------
Balance, February 28, 2001                         (4,376,646)               (1,484,880)
                                                  =============            ==============

                      INTERNET VIP, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF CASH FLOWS
          FROM INCEPTION (NOVEMBER 13, 1998) THROUGH FEBRUARY 28, 2001
      FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000




                                                                          Inception                 Twelve months ended
                                                                     (November 13, 1998)      February 28,       February 29,
                                                                           through            ---------------------------------
                                                                      February 28, 2001            2001              2000
                                                                   ------------------------   ---------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                             $ (4,376,646)     $ (2,706,361)      $(1,451,275)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
             Depreciation                                                          128,659           128,659                 -
             Amortization of employee stock based compensation                      83,334            83,334
             Stock issued for compensation                                         100,000                             100,000
             Stock issued for marketing services                                   214,433           214,433
             Stock issued for consulting services                                  427,021            55,314           371,707
             Stock issued for interest                                             103,538            47,705            55,833

Changes in Operating assets and liabilities:
             Receivables and other current assets                                 (373,762)         (365,127)           (7,834)
             Accounts payable and other liabilities                              1,887,879         1,648,705           170,916
                                                                   ------------------------   ---------------    --------------

Net cash provided by/(used in) operating activities                             (1,805,544)         (893,338)         (760,653)


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and equipment                                                (479,836)         (130,176)         (324,660)
                                                                   ------------------------   ---------------    --------------

Net cash provided by/(used in) investing activities                               (479,836)         (130,176)         (324,660)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Stockholder's capital contribution, net                                        1,891,439           659,900           831,362
  Convertible debentures                                                           200,100           200,100                 -
  Short-term borrowing, net                                                        221,321           166,321            55,000
                                                                   ------------------------   ---------------    --------------

Net cash provided by/(used in) financing activities                              2,312,860         1,026,321           886,362
                                                                   ------------------------   ---------------    --------------


Net increase (decrease) in cash and cash equivalents                                27,480             2,807          (198,951)
Cash and cash equivalents, beginning of period                                           -            24,673           223,624
                                                                   ------------------------   ---------------    --------------

Cash and cash equivalents, end of period                                          $ 27,480          $ 27,480          $ 24,673
                                                                   ========================   ===============    ==============


Supplemental Schedule of noncash investing and financing activities:

Common stock issued for noncash consideration                                      100,000
Warrants issued for non-cash equipment purchase                                     30,000                              30,000
Shares issued to extinguish short term borrowings                                   42,000            42,000
Common stock issued pursuant to employment agreement                               100,000           100,000


              Read the accompanying accounting notes to financial statement, which are an integral part of this financial statement.

                               INTERNET VIP, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Internet VIP, Inc. (the "Company") was incorporated in the State of Delaware on November 13, 1998. The Company was formed to sell long distance international telephone services using the technology, Voice over Internet Protocol ("VoIP"). The Company also operates through a wholly owned Canadian subsidiary corporation, IVIP Telcom Canada Inc..

Internet VIP, Inc. prepares its consolidated financial statements in accordance with generally accepted accounting principles. This basis of accounting involves the application of accrual accounting; consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:
    The consolidated financial statements include the accounts of Internet VIP, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates:
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions. Every effort is made to ensure the integrity of such estimates.

Fair value of financial instruments:
    The carrying amounts of cash and equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short duration of these instruments.

Impairment of long-lived assets:
    Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Cash and cash equivalents:
    The Company considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. Such investments are valued at quoted market prices.

Receivables:
    The Company believes that the carrying amount of receivables at February 28, 2001 approximates the fair value at such date.

Property, equipment and depreciation:
    Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives as follows when the property and equipment is placed in service:

                                                       Estimate Useful Life
                                                              (In Years)

                  Office Furniture                                10
                  Computer Equipment                               3
                  Software                                         3

     Repairs  and  maintenance  are  charged  to  operations  as  incurred,  and expenditures for significant improvements are capitalized. The cost of property and equipment retired or sold, together with the related accumulated depreciation, are removed from the appropriate asset and depreciation accounts, and the resulting gain or loss is included in operations.

Revenue Recognition:
     The company sources of revenues are in the form of sales from prepaid calling cards, dedicated line rentals, sales from telephone line usage on a time basis. Revenues from prepaid calling cards are recognized when the calling cards are used, any unused time is considered deferred revenue. Revenues from line rentals are recognized over the contractual life of the line rental agreement. Revenues from sales from telephone line usage are recognized when the line is used.

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

Earnings (Loss) per share calculation:
     Earnings (Loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted earnings (loss) per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Options and warrants are not considered in calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect.

Stock based compensation:
     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company accounts for stock based compensation granted to non employees in accordance with SFAS No. 123. The Company has determined that it will continue to account for employee stock-based compensation under Accounting Principles Board No. 25 and elect the disclosure-only alternative under SFAS No. 123.

Recent Accounting Pronouncements:
     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Board (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", amended by Statements of Financial Accounting Standards Board (SFAS) No. 137, "Accounting for Derivati .ve Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement 133" and Statement of Financial Accounting Standards Board (SFAS) No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133." These new standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

                                            February 28,          February 29,
                                               2000                    1999
                                            ----------------    ----------------
Office Furniture                             $ 4,505               $    -
Computer Equipment                           403,312                 349,660
Software                                     102,019                  30,000
                                            ----------------    ----------------
                                             509,836                 379,660
Less:  Accumulated depreciation              128,659                       -
                                            ----------------    ----------------
                                            $381,177               $ 379,660

NOTE 4 - SHORT TERM BORROWINGS

The Company has received loans from an affiliated company (an entity owned by a shareholder). These loans bear 10% interest per annum on the outstanding balance. At February 28, 2001 the balance due, including interest was $17,921.

On February 1, 2000, the Company entered into a $30,000 loan agreement with a nonaffiliated party for an initial period of six months which has been extended indefinitely. The loan bears interest of 5% per month, payable in cash or 6,000 common shares of the Company, at the Company's option. The loan is convertible at any time, at the lender's option, in whole or in part, to common shares of the Company at a conversion rate of $0.25 per share. The interest expense resulting from the beneficial conversion feature has been charged to the statement of operations for the years ended February 28, 2001 and February 29, 2000. Substantially all of the Company's assets are pledged to guarantee the repayment of the loan. The balance of the loan at February 28, 2001 was $30,000.

On March 14, 2000, the Company entered into a $25,000 loan agreement with a nonaffiliated party for an initial period of three months which has been extended indefinitely. The loan bears interest of 15% per annum, payable in cash or common shares of the Company, at the Company's option, at a conversion rate of 1 share for $0.0625 of interest. The loan is convertible at any time, at the lender's option, in whole or in part, to common shares of the Company at a conversion rate of $0.25 per share. The interest expense resulting from the beneficial conversion feature has been charged to the statement of operations for the year ended February 28, 2001. Substantially all of the Company's assets are pledged to guarantee the repayment of the loan. During the year, $5,000 of the principal was repaid. The balance of the loan at February 28, 2001 was $20,000.

On June 15, 2000, the Company entered into an agreement to borrow up to $150,000 from a nonaffiliated party. The repayment of the total amount borrowed is due on February 28, 2001 which has been extended indefinitely. The loan bears interest of 10% per annum, payable in common shares of the Company at a conversion rate of 20 shares per $1,000 of the average monthly outstanding loan balance. The interest expense resulting from the beneficial conversion feature has been charged to the statement of operations for the year ended February 28, 2001. Substantially all of the Company's assets are pledged to guarantee the repayment of the loan. During the year, $5,000 of the principal was repaid. The balance of the loan at February 28, 2001 was $111,400.

NOTE 5 - CONVERTIBLE DEBENTURE

On September 22, 2000 the Company entered into a convertible debenture agreement with a nonaffiliated party. The amount of the debenture was $300,000 CAD ($200,100 USD). The debenture bears interest of 10% per annum and expires on September 30, 2002. The debenture can be converted , at the discretion of the holder, at any time up to the expiring date into common shares of the Company at a rate of 1 share per $1.00 USD of the balance outstanding.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease agreements

     By way of an assignment from an affiliated company (an entity owned by a shareholder, director and officer) , the Company has entered into an office lease agreement for its Montreal office on September 15, 2000. The lease expires on November 30, 2002. Monthly rent amounts, which include taxes, are $2,555 CAD.

     On June 26, 2000, the company entered into a six month office lease agreement for its Moscow office which started on July 1, 2000 and expired on December 31, 2000. Monthly rent amounts, which included all applicable taxes, were equivalent to $3,050 USD. Starting January 1, 2001, the Company continued to maintain its office at this location on a month to month basis with the same monthly rent amount.

     The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of February 28, 2001:

     Year ending February 28,

         2002 -   $ 30,660
         2003 -     22,995
                  ---------
                  $ 53,655

Facilities Management:
     On October 01, 2000 the Company entered into a one-year agreement with RACO Remote Access Company where RACO will provide the Company with facilities for its equipment for a monthly charge of $650 CAD as well as maintenance and technical support for such equipment for variable monthly considerations.

Telecommunication Service Agreement:
     On April 19, 2000 the Company entered into a three-year agreement with Primelink Inc. in which Primelink will provide telecommunication services to the Company for variable monthly considerations.

Employment Contract:
     On April 28, 2000 the Company entered into a one-year employment agreement, automatically renewable each year ,with its Chief Executive Officer. The agreement is effective May 1, 2000 and ends on April 30, 2001. The Company agreed to an annual salary of $90,000 USD, issuance of 100,000 shares of common stock at par value, 100,000 options (See Note 10) exercisable annually at $0.05 as long as the employment contract is in effect and a monthly car allowance of $500 CAD. The company also agreed to purchase billing software from the CEO in the amount of $35,000 USD. At February 28, 2001 approximately $47,795 USD of salaries was unpaid.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $2,706,361 and $1,451,275 for the twelve months ended February 28, 2001 and February 29, 2000 respectively as well as reporting net losses of $4,376,646 from inception (November 13, 1998) to February 28, 2001. As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $893,338 and $760,653 for twelve months February 28, 2001 and February 29, 2000 respectively and has reported deficient cash flows from operating activities of $1,805,544 from inception (November 13, 1998). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($1,891,439) Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

NOTE 8 - RELATED PARTIES

The Company received investment relations services from an affiliated company (an entity owned by a shareholder). Fees for such services which totaled $38,105 for the year ended February 28, 2001 and were settled by the issuance of 146,315 shares of common stock.

NOTE 9 - INCOME TAXES

The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

NOTE 10 - EMPLOYEE STOCK BASED COMPENSATION

In April 2000 the Company entered into an employment agreement with its Chief Executive Officer in which 100,000 options were granted at an exercise price of $0.05 and expire on March 31, 2001.

The Company has determined that it will continue to account for employee stock-based compensation under Accounting Principles Board No. 25 and elect the disclosure-only alternative under SFAS No. 123.

FAS 123 "Accounting for stock based compensation"
                                                          Year  ended
                                                  February 28,      February 29,
Paragraph 47 (a)                                     2001               2000
                                                    -----               ----

1.     Beginning of year - outstanding
        i.    number of options                       0                   0
       ii.    weighted average exercise price         0                   0
2.     End of year - outstanding
       i.     number of options                 100,000                   0
       ii.    weighted average exercise price       .05                   0
2.     End of year - exercisable
       i.     number of options                       0                   0
       ii.    weighted average exercise price         0                   0
3.     During the year - Granted
       i.     number of options                 100,000                   0
       ii.    weighted average exercise price       .05                   0
4.     During the year - Exercised
       i.     number of options                       0                   0
       ii.    weighted average exercise price         0                   0

5.     During the year - Forfeited
       i.     number of options                       0                   0
       ii.    weighted average exercise price         0                   0
6.     During the year - Expired
       i.     number of options                       0                   0
       ii.    weighted average exercise price         0                   0

Paragraph 47 (b) Weighted-average grant-date fair value of options granted during the year:

         1. Equals market price                     0.00               0.00
         2. Exceeds market price                    0.00               0.00
         3. Less than market price                  0.00               0.00

Paragraph 47(C)Equity instruments other
than options                                        none               none

Paragraph 47(d) Description of the method and significant assumptions used during the year to estimate the fair value of options:

The Black Scholes option pricing model is the method used to calculate The fair value of options.


                                                                 Year  ended
                                                       February 28,       February 29,
                                                          2001                 2000
                                                          -----                ----

1.       Weighted average risk-free interest rate         6.00%                0.00%
2.       Weighted average expected life (in months)      12.00                 0.00
3.       Weighted average expected volatility             0.00%                0.00%
4.       Weighted average expected dividends              0.00                 0.00

Paragraph 47(e) Total compensation cost recognized in       0                    0
income for stock-based employee compensation awards.


Paragraph 47(f) The terms of significant none none modifications of outstanding awards.

Paragraph 48 - Options outstanding at the date of the latest statement of financial position presented:
1.    (a) Range of exercise prices                       $0.05           $ 0.00
      (b) Weighted-average exercise price                  .95             0.00
2.    Weighted-average remaining contractual             12.00             0.00
        life (in months)


                                                                                            Inception
                                                                                           Nov. 13, 1998
                                                     Year ended        Year  ended           Through
After proforma effect                               Feb. 28, 2001       Feb 29, 2000      February 28, 2001
                                                 -----------------   ----------------      ---------------
Net Income                                             (2,801,361)      (1,451,275)          (4,471,646)
Earnings per share                                      $ (0.1095)       $ (0.0651)


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.



/s/Dr. Ilya Gerol          Chairman                     Date:  June 14, 2001
Dr. Ilya Gerol



________________________   Interim President            Date:  June ___, 2001
Christian P. Richer        (Acting CEO)



/s/Viatscheslav Makarov    Directors, Secretary         Date:  June 14, 2001
Viatscheslav Makarov       and Treasurer
                           (Acting CFO)