Form 10QSB
period 2001-05-31
INTERNET VIP INC
filed 2001-07-13
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

           [X] Quarterly report pursuant to Section 13 or 15(d) of The
                         Securities Exchange Act of 1934

                   For the quarterly period ended May 31, 2001

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

As of May 31, 2001 the Registrant had 26,330,232 shares of its Common Stock Outstanding.

Transitional Small Business Disclosure Format: YES [ ] NO [X]

                              Index to Form 10-QSB
                       For the Quarter ended May 31, 2001



                                                                                  Page

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Balance Sheet as of May 31, 2001                                              3

     Statement of Income from inception (November 13, 1998) to May 31, 2001 and for the three months ended May 31, 2001 and 2000

     Statement of Cash Flows from inception (November                              5
     13, 1998) to May 31, 2001 and for the three months
     ended May 31, 2001 and 2000

     Notes to the Financial Statements for the three months                        6-7
     Ended May 31, 2001

Item 2.  Management's Discussion and Analysis                                      8-11

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                         12

Item 2.  Changes in Securities                                                     12

Item 3.  Defaults Upon Senior Securities                                           12

Item 4.  Submission of Matters to a Vote of Security Holders                       12

Item 5.  Other Information                                                         12

Item 6.  Exhibits and Reports on Form 8-K                                          13


Item 1. Financial Statements (Unaudited)


                      INTERNET VIP, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEET
                                AT MAY 31, 2001

                                  (UNAUDITED)

                                     Assets

Current assets
     Cash and cash equivalents                              $ 59,468
     Accounts receivable, net                                 58,339
     Other receivables                                       166,751
     Other current assets                                      2,852
                                                            --------
       Total current assets                                  287,409
Property and equipment, net                                  339,168
Other assets                                                  14,674
                                                            --------
       Total assets                                          641,251
                                                            ========

                      Liabilities and Shareholders' Equity

Current Liabilities
     Accounts payable and accrued liabilities              2,126,665
     Short term borrowings (principally related parties)     133,608
     Deferred revenue                                        300,000
     Other current liabilities                                 1,916
                                                          ----------
       Total current liabilities                           2,562,190

Long Term Debt                                               200,100
Other Liabilities                                              2,735
                                                          ----------
       Total Liabilities                                   2,765,024

Shareholders' Equity
     Common Stock, $.0001 par value; authorized 50,000,000     2,633
          shares; issued and outstanding - 26,330,232
     Paid in Capital                                       3,149,150
     Deficit accumulated during the development stage     (5,275,557)

       Total Shareholder's Equity                         (2,123,774)

        Total liabilities and shareholder's equity         $ 641,251
                                                          ==========

         Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.

                      INTERNET VIP, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF OPERATIONS
               FROM INCEPTION (NOVEMBER 13, 1998) TO MAY 31, 2001
                FOR THE THREE MONTHS ENDED MAY 31, 2001 AND 2000


                                                       Inception
                                                  (November 13, 1998)           Three months ended
                                                        through               May 31,          May 31,
                                                       May 31, 2001            2001             2000
                                                 ---------------------      ----------       ----------
Revenues                                               $ 1,075,491          $ 105,320         $ 19,147

Cost of Sales                                            2,895,648            619,290          182,793
                                                 ---------------------      ----------       ----------
Gross Profit                                            (1,820,157)          (513,970)        (163,646)

Operating expenses:
       Marketing                                           635,164             94,000          688,878
       Salaries and payroll related                        610,741             79,304          174,102
       Professional Fees                                   997,729            148,593          129,199
       Travel                                              327,536             14,753           45,221
       Amortization of deferred compensation               100,000                 -                -
       Rent                                                141,739              4,446            6,667
       Selling, general and administrative expenses        488,557             15,775           91,639
                                                 ---------------------      ----------       ----------
          Total operating expenses                       3,301,466            356,870        1,135,706

          Loss before other income (expense)            (5,121,623)          (870,840)      (1,299,352)

Other income (expense):
       Interest income                                         402                226               -
       Interest expense                                   (144,703)           (25,354)         (83,192)
       Foreign exchange gain (loss)                         (9,633)            (2,942)              -
                                                 ---------------------      ----------       ----------
          Total other income (expense)                    (153,934)           (28,070)         (83,192)
                                                 ---------------------      ----------       ----------
Net Loss                                                (5,275,557)          (898,910)      (1,382,544)
                                                 =====================      ==========       ==========
Basic weighted average common shares outstanding                           24,927,072       23,843,523
                                                                         ===============     ==========
Basic Loss per common share                                                 $ (0.0361)       $ (0.0580)
                                                                         ===============     ==========

         Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.

                      INTERNET VIP, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF CASH FLOWS
            FROM INCEPTION (NOVEMBER 13, 1998) THROUGH MAY 31, 2001
                FOR THE THREE MONTHS ENDED MAY 31, 2001 AND 2000


                                                                         Inception
                                                                    (November 13, 1998)         Three months ended
                                                                          through             May 31,          May 31,
                                                                       May 31, 2001             2001            2000
                                                                  -----------------------   -------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                       $ (5,275,557)        $ (898,910)    $(1,382,544)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
            Depreciation                                                     170,609             41,950          33,682
            Amortization of employee stock based compensation                100,000             16,666           8,334
            Stock issued for compensation                                    100,000                -           100,000
            Stock issued for marketing services                              289,433             75,000
            Stock issued for consulting services                             521,021             94,000         725,775
            Stock issued for interest                                         88,890             20,352          81,941
            Warrants issued for interest                                      35,000                -               -

Changes in Operating assets and liabilities:
            Receivables and other current assets                            (240,216)           133,546         (29,321)
            Accounts payable and other liabilities                         2,429,583            541,704         (56,654)
                                                                  -----------------------   -------------   --------------
Net cash provided by/(used in) operating activities                       (1,781,237)            24,308        (518,787)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and equipment                                          (479,775)                61         (24,528)
                                                                  -----------------------   -------------   --------------
Net cash provided by/(used in) investing activities                         (479,775)                61         (24,528)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Stockholder's capital contribution, net                                  1,945,439             54,000         654,900
  Convertible debentures                                                     200,100                -               -
  Short-term borrowing, net                                                  174,941            (46,380)         52,604
                                                                  -----------------------   -------------   --------------
Net cash provided by/(used in) financing activities                        2,320,480              7,620         707,504
                                                                  -----------------------   -------------   --------------
Net increase (decrease) in cash and cash equivalents                          59,468             31,989         164,189
Cash and cash equivalents, beginning of period                                     -             27,480          24,673
                                                                  -----------------------   -------------   --------------
Cash and cash equivalents, end of period                                    $ 59,468           $ 59,469       $ 188,862
                                                                  =======================   =============   ==============

Supplemental Schedule of noncash investing and financing activities:

Common stock issued for noncash consideration                                100,000
Warrants issued for non-cash equipment purchase                               30,000
Shares issued to extinguish short term borrowings                             42,000
Common stock issued pursuant to employment agreement                         100,000


         Read the accompanying accounting notes to financial statement, which are an integral part of this financial statement.

                               INTERNET VIP, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                  MAY 31, 2001

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

         These financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the fiscal year ended February 28, 2001 included in Internet VIP, Inc.'s Form 10-KSB filed with the Securities and Exchange Commission.

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

NOTE 2 - REVENUE RECOGNITION

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

                               INTERNET VIP, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                  MAY 31, 2001

NOTE 4 - GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $898,910 For the three months ended May 31, 2001 (unaudited) and a net loss of $5,275,557 since inception (unaudited). As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $1,781,237 from inception (unaudited). To date, this has been financed principally through the sale of common stock ($1,945,439) (unaudited). Management believes the company will have sufficient funds available from proceeds of private placements, debt issuance and estimated revenues for the year ended February 28, 2002 to finance the Company's operations until February 2002. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in Voice over Internet Protocol.

NOTE 5 - STOCKHOLDER'S EQUITY

         In May 2001, the Company sold 350,000 shares of common stock in a private placement at a price of $0.15 per share.

         In May 2001, the Company issued 64,500 shares of common stock in settlement of interest in the amount of $20,352.

         In May 2001, the Company issued 737,500 shares of common stock in settlement for services in the amount of $168,992.

Item 2. Plan of Operations/Management Discussion and Analysis

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

Since inception, the Company completed private offerings in which it netted approximately $1,950,000. The bulk of the proceeds were used to purchase and install equipment for its facilities in Moscow and Montreal, to finance trips to develop the Company's business in Russia, and network leasing costs.

Results of Operations

Three month ended May 31, 2001 and 2000

         During the three months period ending May 31, 2001, the Company incurred a loss of $898,910 compared to a loss of $1,382,544 for the same period ended May 31, 2000. The company has an accumulated deficit since inception of $5,275,557. This decrease was primarily driven by a decrease in expenses incurred in prior periods to bring the Company operational and to develop business in Europe and the Caribbean region, but was offset by increases in losses due to direct costs of the Company's services.

Revenues

During the three month period ending May 31, 2001, the Company generated revenue from sales of products and services of $105,320, compared to $19,147 for the same period ended May 31, 2000. Revenue generated since inception from sales of products and services is $1,075,491.

Operating Expenses

During the three months ended May 31, 2001, the company incurred $356,870 in operating expenses as compared to $1,135,706 in the same period in 2000. The decrease was due mostly to decreases in marketing, salaries, travel, rent and selling, general and administrative expenses offset by an increase in professional fees and direct costs of sales.

Depreciation

During the three month period ending May 31, 2001, the Company incurred depreciation expense in the amounts of $41,950, compared to $33,682 for the same periods in 2000. Depreciation from inception is $170,609.

Interest Expense

During the three months period ending May 31, 2001, the Company incurred interest expense of $25,354 compared to $83,192 for the same periods in 2000. Interest expense from inception is $144,703. The decrease in interest expense is due to the company repaying loan proceeds received previously.

Material changes in financial condition, liquidity and capital resources

At May 31, 2001, the Company had $59,468 in cash and cash equivalents compared to $188,862 at same date in 2000. The Company had a working capital deficit of approximately $2,274,781 at May 31, 2001. Net cash from operating activities for the three months ended May 31, 2001 was $24,308 compared to cash used of $518,787 for the same period in 2000 and $1,781,237 since inception. Operations cash change was mainly attributable to the net cash loss from operations as well as changes in net operating assets and liabilities.

Net cash used in investing activities was $61 for the three months ended May 31, 2001 compared to $24,528 for the three months ended May 31, 2000. Net cash used since inception was $479,775. The net cash used was for the purchase of equipment required for operations and development.

Net cash provided by financing activities was a net of $7,620 for the three months ended May 31, 2001 and $707,504 for the same period in 2000. Net cash provided since inception was $2,320,480. These amounts are primarily attributable from sale of shares through private placements as well as the net effect of short term borrowings.

During the quarter, the Company borrowed from several non-affiliated parties, bringing its total indebtedness for these types of loans to $133,608. In lieu of cash, interest on these loans is paid in the form of common shares.

The monthly financial requirements for the Company, not including the cost of the leases for dedicated fibre-optic lines, and not including management and senior consultant salaries and fees, for both the Montreal and Moscow offices are estimated to be $20,000. At the quarter end, the Company had $59,468 in cash and cash equivalents.

Management and senior consultant salaries and fees are currently approximately $30,000 per month. However, several of the management staff had agreed to accrue their salaries indefinitely.

Monthly payment for network lines began upon successful installation of our equipment and operating of the two centers. This occurred around December 1, 1999. From that time onward IVIP began monthly line lease payments, which are currently approximately $8,600 per month. The commencement of utilization of leased lines will require additional capital, which the Company will seek to obtain through private placements. There is no assurance that IVIP will obtain any of this financing.

IVIP has no plans to conduct any research and development nor to expend any additional funds on plant and equipment in the near term, except as indicated above. The Company does not anticipate realizing any income from the sale of any plant or significant equipment.

General Operations

In the quarter ended May 31, 2001, the Company completed several important steps to actualize revenues from Russia. The most prominent was the creation of a joint venture with an established telecom enterprise, Polykvart Telecom of Moscow. The Company will retain 51% of this entity with the balance held by Polykvart. Polykvart will take over complete responsibility of our Russian operations. While the move will delay any traffic activity from Russia, as our gateways are to moved to Polykvart's premises, we anticipate that Polykvart will bring immediate users onto our network. Thus, traffic is anticipated to commence at the end of July. Polykvart's sales personnel, will visit with potential customers in Russia, primarily in the government and industrial sectors, in ongoing efforts to obtain firm commitments for usage in anticipation of the network carrying revenue producing traffic.

In the Company's prepaid telephone card division actual delivered sales were down for the quarter over the previous quarter. However, the Company received a purchase order for $2.6 million of prepaid card traffic, which is expected to commence in August. We are also in contact and discussions with several additional "switchless operators" that have indicated a desire to sign contracts with us to provide prepaid long distance service on their behalf.

Expansion

The Company's expansion plans are to move simultaneously along two paths. One, is to grow our network capacity by acquiring other companies with existing capacity in those areas of the world where we do not yet have our own termination ability, and secondly by opening additional POPs ("Point of Presence"), first in Russia, and then in the emerging countries. In general, total costs for each new facility including equipment, installation, marketing and office personnel is currently estimated at $300,000 which will be funded by external financing. The balance of any funding, if successful, will be utilized for advertising and marketing to address the retail prepaid phone card market. To date, the Company has not spent any funds on any additional facilities.

For the first such addition, the Company intends to expand its operations into St. Petersburg. As the Moscow facility is now operational, cash flows generated by the Moscow facility and additional financing will be used to pay for this addition. The Company is also actively seeking a partner in St. Petersburg to operate our new gateway and if current negotiation are successful, we are targeting usage to commence by the end of September, 2001. The Company anticipates requiring approximately $125,000 to finance startup costs for the new facility in St. Petersburg.

Also, in the quarter, the Company moved to increase its network through growth by acquisitions by signing an agreement to acquire Yapalot Communications Inc., a Toronto based company that has already installed 13 POPs ("Point of Presence"), in North America and Europe. The closing for this acquisition is subject to shareholder approval and completion of satisfactory due diligence.

The Company's business plan currently calls for expansion into other markets, such as various former Soviet Union countries, the Caribbean region, India and Vietnam, if and when opportunities present themselves and as funding permits. During the next twelve months, the Company intends to use the same formula for financing any expansions, i.e., external funding for startup costs and internal financing for operations. Other than as described, the Company does not currently anticipate funding its growth with additional public financings, except in the event an unexpected and unusual opportunity is presented.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

             None.

Item 2. Changes in Securities

During the quarter ended May 31, 2001, the Company sold 350,000 shares in a private placement for an amount of $54,000. The shars were were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 (the "Act").

During the same period, the Company issued 64,500 share of common stock in settlement of interest expense payments for an amount of $20,351. The Company also issued 150,000 shares of common stock in settlement of marketing services for $75,000. Finally, the Company issued 787,500 shares of common stock in settlement of marketing services valued at $94,000. All these shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Act.

Item 3. Defaults Upon Senior Securities

                  None.

Item 4. Submission of Matters to Vote of Security Holders

                  None.

Item 5. Other Information

                  None.

Item 6. Exhibits and Reports on Form 8-K.

A Current Report on Form 8-K was filed on July 5, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

INTERNET VIP, INC.



By: /s/Ilya Gerol
       Ilya Gerol, Chairman of the Board


July 13, 2001