Form 10QSB
period 2001-08-31
INTERNET VIP INC
filed 2001-10-22
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2001

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

YES [X]    NO [  ]

As of August 31, 2000 the Registrant had 33,443,219 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

Item 1.  Financial Statements.

                      INTERNET VIP, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEET
                               AT AUGUST 31, 2001

                                  (UNAUDITED)

                                     Assets

Current assets
     Cash and cash equivalents                                        $ 3,332
     Accounts receivable, net                                             921
     Other receivables                                                117,254
                                                                    -----------
       Total current assets                                           121,507
Property and equipment, net                                           238,996
Investments                                                           300,000
Other assets                                                           14,674
                                                                    -----------
       Total assets                                                   675,177
                                                                    ===========
                      Liabilities and Shareholders' Equity

Current Liabilities
     Accounts payable and accrued liabilities                       2,204,345
     Short term borrowings (principally related parties)              138,311
                                                                    -----------
       Total current liabilities                                    2,342,656

Long Term Debt                                                        200,100
                                                                    -----------
       Total Liabilities                                            2,542,756

Shareholders' Equity
     Common Stock, $.0001 par value; authorized 50,000,000 shares;      3,347
          issued and outstanding - 33,443,219
     Paid in Capital                                                4,529,534
     Deficit accumulated during the development stage              (6,400,460)
                                                                    -----------
       Total Shareholder's Equity                                  (1,867,579)

       Total liabilities and shareholder's equity                   $ 675,177
                                                                    ===========
Read the accompanying notes to financial statements, which are an integral part of this financial statement.

                      INTERNET VIP, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF OPERATIONS
             FROM INCEPTION (NOVEMBER 13, 1998) TO AUGUST 31, 2001
          FOR THE SIX AND THREE MONTHS ENDED AUGUST 31, 2001 AND 2000



                                                           Inception
                                                      (November 13, 1998)      Six months ended            Three months ended
                                                           through          August 31,    August 31,    August 31,    August 31,
                                                                            -------------------------   -------------------------
                                                       August 31, 2001         2001          2000          2001          2000
                                                     --------------------   -----------   -----------   -----------   -----------
Revenues                                                     $ 1,382,830     $ 412,659      $ 27,318     $ 307,339       $ 8,171

Cost of Sales                                                  3,244,003       967,645       514,639       348,355       331,846
                                                     --------------------   -----------   -----------   -----------   -----------

Gross Profit                                                  (1,861,173)     (554,986)     (487,321)      (41,016)     (323,675)

Operating expenses:
       Marketing                                               1,489,531       948,367       684,863       854,367        (4,015)
       Salaries and payroll related                              669,143       137,706       358,536        58,402       184,434
       Professional Fees                                       1,108,320       259,184       175,488       110,591        46,289
       Travel                                                    343,776        30,993        65,043        16,240        19,822
       Amortization of deferred compensation                     100,000             -             -             -             -
       Rent                                                      146,184         8,891        14,967         4,446         8,300
       Selling, general and administrative expenses              509,287        36,505       116,970        20,730        25,331
                                                     --------------------   -----------   -----------   -----------   -----------
          Total operating expenses                             4,366,242     1,421,646     1,415,867     1,064,776       280,161

          Loss before other income (expense)                  (6,227,415)   (1,976,632)   (1,903,188)   (1,105,792)     (603,836)

Other income (expense):
       Interest income                                               736           560             -           334             -
       Interest expense                                         (154,766)      (35,417)     (120,767)      (10,063)      (37,575)
       Foreign exchange gain (loss)                              (19,016)      (12,325)            -        (9,383)            -
                                                     --------------------   -----------   -----------   -----------   -----------
          Total other income (expense)                          (173,046)      (47,182)     (120,767)      (19,112)      (37,575)


                                                     --------------------   -----------   -----------   -----------   -----------
Net Loss                                                      (6,400,460)   (2,023,813)   (2,023,955)   (1,124,903)     (641,411)
                                                     ====================   ===========   ===========   ===========   ===========

Basic weighted average common shares outstanding                            27,537,766    24,377,794    28,474,133    23,856,186
                                                                            ===========   ===========   ===========   ===========

Basic Loss per common share                                                  $ (0.0735)    $ (0.0830)    $ (0.0395)    $ (0.0269)
                                                                            ===========   ===========   ===========   ===========

Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.


                      INTERNET VIP, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       STATEMENT OF STOCKHOLDERS' EQUITY
               FROM INCEPTION (NOVEMBER 13, 1998) TO MAY 31, 2001




                                                                                                        Accumulated
                                                 Common Stock                                          Deficit during      Total
                                           -------------------------  Paid-in           Deferred       Development     Stockholders'
                                             Shares        Amount     Capital          Compensation       Stage            Equity
                                           ----------  -----------------------      ----------------    ------------   -------------
Balance, inception (November 13, 1998)             -       $ -            $ -                $ -               $ -               $ -

Issuance of common stock to founders       18,772,600    1,877                                                                 1,877
Issuance of common stock in a private      1,184,000       118         59,082                                                 59,200
placement ($0.05 per share)
Issuance of common stock in a private        718,200        72        339,028                                                339,100
placement ($0.05 per share), net
Issuance of common stock for consulting      200,000        20         99,980           (100,000)                                  -
services
Net loss year ended February 28, 1999                                                                     (219,010)        (219,010)

                                           ----------  --------      ---------      -------------     -------------    -------------
Balance, February 28, 1999                 20,874,800    2,087        498,090           (100,000)         (219,010)          181,167

Issuance of common stock in a private      1,672,727       167        831,195                                                831,362
placement ($0.05 per share), net
Issuance of common stock for consulting      743,500        75        371,632                                                371,707
services
Issuance of common stock in lieu of           60,000         6         59,994                                                 60,000
interest
Issuance of warrants for purchase of                                   30,000                                                 30,000
equipment
Amortization of deferred compensation                                                    100,000                             100,000
Net loss year ended February 29, 2000                                                                   (1,451,275)      (1,451,275)

                                           ----------  --------      ---------      -------------     -------------    -------------
Balance, February 29, 2000                 23,351,027    2,335       1,790,911                 -        (1,670,285)          122,961

Issuance of common stock in a private         20,000         2          9,998                                                 10,000
placement ($0.50 per share)
Issuance of common stock in a private         30,400         3         23,397                                                 23,400
placement ($0.77 per share)
Issuance of common stock in a private        626,500        63        626,437                                                626,500
placement ($1.00 per share)
Issuance of common stock in lieu of          179,840        18         43,548                                                 43,566
interest
Issuance of common stock for marketing       643,400        64        214,369                                                214,433
services
Issuance of common stock to executive        100,000        10         99,990           (100,000)                                  -
per employment agreement
Amortization of deferred compensation                                                     83,334                              83,334
Issuance of common stock for other services  185,065        19         55,295                                                 55,314
Issuance of common stock for conversion of    42,000         4         41,996                                                 42,000
debt
Net loss year ended February 28, 2001                                                                   (2,706,361)      (2,706,361)

                                           ----------  --------      ---------      -------------     -------------    -------------
Balance, February 28, 2001                 25,178,232    2,510       2,905,921           (16,666)       (4,376,646)      (1,484,880)

Amortization of deferred compensation (unaudited)                                         16,666                              16,666
Issuance of common stock for other services  737,500        74        168,918                                                168,992
(unaudited)
Issuance of common stock in lieu of           64,500         6         20,346                                                 20,352
interest (unaudited)
Issuance of common stock in a private        350,000        35         53,965                                                 54,000
placement ($0.15 per share) (unaudited)
Net loss quarter ended May 31, 2001 (unaudited                                                            (898,910)        (898,910)

                                           ----------  --------      ---------      -------------     -------------    -------------
                                           ----------  --------      ---------      -------------     -------------    -------------
                                           26,330,232    2,633       3,149,150                 -        (5,275,557)      (2,123,774)
                                           ==========  ========      =========      =============     =============    =============
Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.


                      INTERNET VIP, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF CASH FLOWS
           FROM INCEPTION (NOVEMBER 31, 1998) THROUGH AUGUST 31, 2001
               FOR THE SIX MONTHS ENDED AUGUST 31, 2001 AND 2000


                                                                     Inception
                                                                   Six months ended
                                                                  (November 13, 1998)      August 31,      August 31,
                                                                        through           ------------------------------
                                                                    August 31, 2001           2001            2000
                                                                 ----------------------   -------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                         $ (6,400,460)   $ (2,023,813)     $(2,023,955)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
            Depreciation                                                       288,109         159,450           68,788
            Amortization of employee stock based compensation                  100,000          16,666
            Stock issued for compensation                                      100,000               -          133,333
            Stock issued for marketing services                              1,066,433         852,000          643,400
            Stock issued for consulting services                               670,771         243,750           86,959
            Stock issued for interest                                           93,950          25,412          120,767
            Warrants issued for interest                                        35,000               -                -

Changes in Operating assets and liabilities:
            Receivables and other current assets                              (125,562)        248,200          (82,668)
            Accounts payable and other liabilities                           2,204,343         316,464          266,533
                                                                 ----------------------   -------------   --------------

Net cash provided by/(used in) operating activities                         (1,967,416)       (161,871)        (786,843)


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and equipment                                            (497,102)        (17,266)         (41,617)
                                                                 ----------------------   -------------   --------------

Net cash provided by/(used in) investing activities                           (497,102)        (17,266)         (41,617)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Stockholder's capital contribution, net                                    2,088,106         196,667          659,900
  Convertible debentures                                                       200,100               -                -
  Short-term borrowing, net                                                    179,654         (41,667)         147,188
                                                                 ----------------------   -------------   --------------

Net cash provided by/(used in) financing activities                          2,467,860         155,000          807,088
                                                                 ----------------------   -------------   --------------


Net increase (decrease) in cash and cash equivalents                             3,332         (24,148)         (21,372)
Cash and cash equivalents, beginning of period                                       -          27,480           24,673
                                                                 ----------------------   -------------   --------------

Cash and cash equivalents, end of period                                       $ 3,332         $ 3,332          $ 3,301
                                                                 ======================   =============   ==============


Supplemental Schedule of noncash investing and financing activities:

Common stock issued for noncash consideration                                  100,000
Warrants issued for non-cash equipment purchase                                 30,000                           30,000
Shares issued to extinguish short term borrowings                               42,000
Common stock issued pursuant to employment agreement                           100,000
Common stock issued for investments                                            300,000         300,000

Read the accompanying accounting notes to financial statement, which are an integral part of this financial statement.


                               INTERNET VIP, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                 August 31, 2001

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

NOTE 2 - REVENUE RECOGNITION

         The Company's sources of revenues are sales from prepaid calling cards, dedicated line rentals and sales from telephone line usage on a time basis. Revenues from prepaid calling cards are recognized when the calling cards are used, any unused time is considered deferred revenue. Revenues from line rentals are recognized over the contractual life of the line rental agreement. Revenues from sales from telephone line usage are recognized when the line is used.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition

                               INTERNET VIP, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 August 31, 2001

policies. Management believes that Internet VIP, Inc.'s revenue recognition practices are in conformity with the guideline.

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

NOTE 4 - GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $1,124,903 For the three months and $2,023,814 for the six months ended August 31, 2001 (unaudited) and a net loss of $6,400,460 since inception (unaudited). As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $1,967,416 from inception (unaudited). To date, this has been financed principally through the sale of common stock ($2,088,106)(unaudited). Management believes the Company will have sufficient funds available from proceeds of private placements, debt issuance and estimated revenues for the year ended February 28, 2002 to finance the Company's operations until February 2002. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in Voice over Internet Protocol.

NOTE 5 - STOCKHOLDER'S EQUITY

         In May 2001, the Company sold 350,000 shares of common stock in a private placement of $52,500.

         In May 2001, the Company issued 64,500 shares of common stock in settlement of interest in the amount of $20,352.

                               INTERNET VIP, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 August 31, 2001

         In May 2001, the Company issued 737,500 shares of common stock in settlement for services in the amount of $168,992.

         In June 2001, the Company issued 2,000,000 shares of common stock in settlement for an investment in a non-related Company in the amount of $300,000.

         In June 2001, the Company issued 900,000 shares of common stock in settlement for services in the amount of $252,000.

         In June 2001, the Company issued 50,605 shares of common stock in settlement of interest in the amount of $5,060.50.

         In June 2001, the Company issued 215,000 shares of common stock in settlement of services in the amount of $32,050.

         In August 2001, the Company issued 2,400,000 shares of common shares in settlement of services in the amount of $600,000.

         In August 2001, the Company issued 348,500 shares of common stock in settlement of services in the amount of $42,700.

         In August 2001, the Company sold 1,198,882 shares of common stock in a private placement of $142,667.

NOTE 6 - SUBSEQUENT EVENT

         On October 4, 2001, the Company closed its wholly owned subsidiary in Canada, resulting in a reduction of approximately $13,500 in current assets, $48,500 in fixed assets and $14,500 in other assets.

         The closing also reduced accounts payable by approximately $1,792,000 in accounts payable. The Company will also write off approximately $2,393,000 in advances made to the subsidiary.

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

         Since inception, the Company completed private offerings in which it netted approximately $2,100,000. The bulk of the proceeds were used to purchase and install equipment for its facilities in Moscow and Montreal, to finance trips to develop the Company's business in Russia, and network leasing costs.

Results of Operations

Three and six month ended August 31, 2001 and 2000

         During the three months period ending August 31, 2001, the Company incurred a loss of $1,124,903 compared to a loss of $641,411 for the same period ended August 31, 2000. During the six month period ending August 31, 2001, the Company incurred a loss of $2,023,813 compared to a loss of $2,023,813 for the same period ended August 31, 2000. The company has an accumulated deficit since inception of $6,400,460. This increase was primarily driven by an increase mainly in expenses developing software for marketing tools and professional fees.

Revenues

         During the three month period ending August 31, 2001, the Company generated revenue from sales of products and services of $307,339, compared to $8,171 for the same period ended August 31, 2000. During the six month period ending August 31, 2001, the Company generated revenue from sales of products and services of $412,659, compared to $27,318 for the same period ended August 31,

2000. Revenue generated since inception from sales of products and services is $1,382,830.

Operating Expenses

         During the three months ended August 31, 2001, the Company incurred $1,064,776 in operating expenses as compared to $280,161 in the same period in 2000. During the six months ended August 31, 2001, the Company incurred $1,421,646 in operating expenses as compared to $1,415,867 in the same period in 2000. The increase for these periods was due mostly to the increases in software development mentioned above and professional fees.

Depreciation

         During the three month period ending August 31, 2001, the Company incurred depreciation expense in the amounts of $159,450, compared to $66,788 for the same periods in 2000. Depreciation from inception is $288,106.

Interest Expense

         During the three month period ending August 31, 2001, the Company incurred interest expense of $10,063 compared to $37,575 for the same periods in 2000. During the six month period ending August 31, 2001, the Company incurred interest expense of $35,417 compared to $120,767 for the same periods in 2000. Interest expense from inception is $154,768. Due to cash flow constraints from operations, the Company continues to borrow funds for operations.

Material changes in financial condition, liquidity and capital resources

         At August 31, 2001, the Company had $3,332 in cash and cash equivalents compared to $3,301 at same date in 2000. The Company had a working capital deficit of approximately $2,227,769 at August 31, 2001. Net cash deficit from operating activities for the six months ended August 31, 2001 was $161,872 compared to cash used of $786,843 for the same period in 2000 and $1,967,416 since inception. Cash change was mainly attributable to the net cash loss from operations as well as changes in net operating assets and liabilities.

         Net cash used in investing activities was $17,266 for the six months ended August 31, 2001 compared to $41,617 for the six months ended May 31, 2000. Net cash used since inception was $497,102. The net cash used was for the purchase of equipment required for operations and development.

         Net cash provided by financing activities was a net of $155,000 for the six months ended August 31, 2001 and $807,088 for the same period in 2000. Net cash provided since inception was $2,467,860. These amounts are primarily attributable from sale of shares through private placements as well as the net effect of short term borrowings.

         During the quarter, the Company borrowed from several non-affiliated parties, bringing its total indebtedness for these types of loans to $138,311. In lieu of cash, interest on these loans is paid in the form of common shares.

         The monthly financial requirements for the Company, not including the cost of the leases for dedicated fibre-optic lines, and not including management and senior consultant salaries and fees, for both the Montreal and Moscow offices are estimated to be $20,000. At the quarter end, the Company had $3,332 in cash and cash equivalents.

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

General Operations

         In the six months ended August 31, 2001, the Company completed several important steps to actualize revenues from Russia. The most prominent was the creation of a joint venture with an established telecom enterprise, Polykvart Telecom of Moscow. The Company will retain 51% of this entity with the balance held by Polykvart. Polykvart will take over complete responsibility of our Russian operations. While the move will delay any traffic activity from Russia, as our gateways are moved to Polykvart's premises and re-issuance of commercial licences, we anticipate that Polykvart will bring immediate users onto our network. Thus, traffic is anticipated to commence at the end of October. Polykvart's sales personnel, will visit with potential customers in Russia, primarily in the government and industrial sectors, in ongoing efforts to obtain firm commitments for usage in anticipation of the network carrying revenue producing traffic.

         In the Company's prepaid telephone card division actual delivered sales were up for the quarter over the previous quarter.

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

         For the first such addition, the Company intends to expand its operations into St. Petersburg. As the Moscow facility is now operational, cash flows generated by the Moscow facility and additional financing will be used to pay for this addition. The Company is also actively seeking a partner in St. Petersburg to operate our new gateway and if current negotiations are successful, we are targeting usage to commence by the end of December, 2001. The Company anticipates requiring approximately $125,000 to finance startup costs for the new facility in St. Petersburg.

         Also the Company moved to increase its network through growth by acquisitions by signing an agreement to acquire Yapalot Communications Inc., a Toronto based company that has already installed 13 POPs ("Point of Presence"), in North America and Europe. The closing for this acquisition is subject to shareholder approval and completion of satisfactory due diligence. It is unclear at this time if this transaction will proceed.

         The Company's business plan currently calls for expansion into other markets, such as various former Soviet Union countries, the Caribbean region, India and Vietnam, if and when opportunities present themselves and as funding permits. During the next twelve months, the Company intends to use the same formula for financing any expansions, i.e., external funding for startup costs and internal financing for operations. Other than as described, the Company anticipates funding its growth with additional public financings, except in the event an unexpected and unusual opportunity is presented.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

         None.

Item 2. Changes in Securities

         During the quarter ended August 31, 2001, the Company sold 1,198,882 shares in private placements for an amount of $142,667. The shares were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 (the "Act").

         During the same period, the Company issued 50,605 shares of common stock in settlement of interest expense, payments for an amount of $5,060. The Company also issued 3,300,000 shares of common tock in settlement of marketing services for $852,000. Finally, the Company issued 590,000 shares of common stock in settlement of services valued at $74,750. All these shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Act.

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

October 22, 2001