Form 10QSB
period 2001-11-30
INTERNET VIP INC
filed 2002-01-22
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2001

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

                 94 Washington Avenue, Lawrence, New York 11559
                    (Address of principal executive offices)

            1155 University St., Suite 602, Montreal, Canada H3B 3A7
                 (Former address of principal executive offices)

                                 (516) 569-3401
                         (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of November 30, 2001 the Registrant had 39,173,824 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format: YES [ ] NO [X]

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements


                      INTERNET VIP, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEET
                              AT NOVEMBER 30, 2001

                                  (UNAUDITED)

                                     Assets


Current assets
     Cash and cash equivalents                                                                                  $ 62
     Receivables, net                                                                                         95,923

       Total current assets                                                                                   95,985
Property and equipment, net                                                                                  218,623
Investments                                                                                                  300,000

       Total assets                                                                                          614,608
                                                                                                          ============

                      Liabilities and Shareholders' Equity

Current Liabilities
     Accounts payable and accrued liabilities                                                                236,891
     Short term borrowings (principally related parties)                                                      57,509

       Total current liabilities                                                                             294,400

Long Term Debt                                                                                               200,100

       Total Liabilities                                                                                     494,500

Shareholders' Equity
     Common Stock, $.0001 par value; authorized 50,000,000 shares;                                             3,917
       issued and outstanding - 39,173,824
     Paid in Capital                                                                                       4,895,436
     Deficit accumulated during the development stage                                                     (4,779,244)

       Total Shareholder's Equity                                                                            120,108

        Total liabilities and shareholder's equity                                                         $ 614,608
                                                                                                          ============


              Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.

                      INTERNET VIP, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF OPERATIONS
            FROM INCEPTION (NOVEMBER 13, 1998) TO NOVEMBER 30, 2001
         FOR THE NINE AND THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000




                                                          Inception
                                                      (November 13, 1998)         Nine months ended       Three months ended
                                                           through        November 30,  November 30,   November 30,  November 30,
                                                                          --------------------------   -------------------------
                                                      November 30, 2001      2001          2000           2001          2000
                                                     -------------------  ------------  ------------   -----------   -----------

Revenues                                                    $ 1,039,188     $ 391,113     $ 212,250           $ -     $ 212,250

Cost of Sales                                                 1,101,663       394,874             -        80,740             -
                                                     -------------------  ------------  ------------   -----------   -----------

Gross Profit                                                    (62,475)       (3,761)      212,250       (80,740)      212,250

Operating expenses:
       Marketing                                              1,103,210       962,316        18,600        15,900         1,000
       Salaries and payroll related                             410,295       133,845        62,314        16,974        28,681
       Professional Fees                                        521,466       214,525       133,112         4,269       (24,997)
       Travel                                                    45,273        24,563         2,710        10,159             -
       Amortization of deferred compensation                          -             -             -             -             -
       Rent                                                      36,745         6,862             -         6,862             -
       Selling, general and administrative expenses              80,302         7,481         2,884         4,398           835
                                                     -------------------  ------------  ------------   -----------   -----------
          Total operating expenses                            2,197,291     1,349,592       219,620        58,562         5,519

          Loss before other income (expense)                 (2,259,766)   (1,353,353)       (7,370)     (139,302)      206,731

Other income (expense):
       Interest expense                                        (161,063)      (45,494)     (203,882)      (10,077)     (123,915)
       Foreign exchange gain (loss)                               1,350         1,318             -           116             -
                                                     -------------------  ------------  ------------   -----------   -----------
          Total other income (expense)                         (159,713)      (44,176)     (203,882)       (9,961)     (123,915)

Loss from continuing operations                              (2,419,479)   (1,397,529)     (211,252)     (149,263)       82,816

Discontinued operations
  Income (loss) from operations of discontinued subsidiary   (4,123,624)     (775,549)   (2,040,789)            -      (310,902)

  Gain on disposal of discontinued subsidiary                 1,763,859     1,763,859             -     1,763,859             -

                                                     -------------------  ------------  ------------   -----------   -----------
Net Loss                                                     (4,779,244)     (409,219)   (2,252,041)    1,614,596      (228,086)
                                                     ===================  ============  ============   ===========   ===========

Basic weighted average common shares outstanding                           31,500,486    24,579,203    35,458,320    23,920,491
                                                                          ============  ============   ===========   ===========

Basic Loss per common share                                                 $ (0.0130)    $ (0.0916)     $ 0.0455     $ (0.0095)
                                                                          ============  ============   ===========   ===========


              Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.

                      INTERNET VIP, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF CASH FLOWS
          FROM INCEPTION (NOVEMBER 13, 1998) THROUGH NOVEMBER 30, 2001
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001 AND 2000


                                                                       Inception
                                                                  (November 13, 1998)           Six months ended
                                                                        through           November 30,    November 30,
                                                                                          ------------------------------
                                                                   November 30, 2001          2001            2000
                                                                 ----------------------   -------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                           (4,779,244)     $ (409,219)     $(2,252,041)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
            Depreciation                                                       179,697         179,697                -
            Amortization of employee stock based compensation                  100,000          16,666           58,334
            Stock issued for compensation                                      256,735         156,735          100,000
            Stock issued for marketing services                              1,082,333         867,900          643,400
            Stock issued for consulting services                               768,792         336,747           92,375
            Stock issued for interest                                           99,030          30,472          129,715
            Warrants issued for interest                                        35,000               -                -

Changes in Operating assets and liabilities:
            Receivables and other current assets                               (95,923)     (1,075,595)         299,430
            Accounts payable and other liabilities                             236,891        (273,191)         (64,517)
                                                                 ----------------------   -------------   --------------

Net cash provided by/(used in) operating activities                         (2,116,689)       (169,788)        (993,304)


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and equipment                                            (326,320)        (17,266)               -
                                                                 ----------------------   -------------   --------------

Net cash provided by/(used in) investing activities                           (326,320)        (17,266)               -


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Stockholder's capital contribution, net                                    2,083,063         196,667          694,900
  Convertible debentures                                                       200,100               -          200,100
  Short-term borrowing, net                                                    159,909         (36,679)         151,088
                                                                 ----------------------   -------------   --------------

Net cash provided by/(used in) financing activities                          2,443,072         159,988        1,046,088
                                                                 ----------------------   -------------   --------------


Net increase (decrease) in cash and cash equivalents                                63         (27,066)          52,784
Cash and cash equivalents, beginning of period                                       -          27,129           24,509
                                                                 ----------------------   -------------   --------------

Cash and cash equivalents, end of period                                          $ 63            $ 63         $ 77,293
                                                                 ======================   =============   ==============


Supplemental Schedule of noncash investing and financing activities:

Common stock issued for noncash consideration                                  100,000
Warrants issued for non-cash equipment purchase                                 30,000
Shares issued to extinguish short term borrowings                              102,400          60,400
Common stock issued pursuant to employment agreement                           100,000
Common stock issued for investments                                            300,000         300,000


              Read the accompanying accounting notes to financial statement, which are an integral part of this financial statement.

                               INTERNET VIP, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                November 30, 2001

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

                                November 30, 2001

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

NOTE 4 - GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net profit of $1,614,596 for the three months and a loss of $409,219 for the nine months ended November 30, 2001 (unaudited) and a net loss of $4,779,244 since inception (unaudited). As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $2,116,689 from inception (unaudited). To date, this has been financed principally through the sale of common stock ($2,083,063) (unaudited). Management believes the company will have sufficient funds available from proceeds of private placements, debt issuance and estimated revenues for the year ended February 28, 2002 to finance the Company's operations until February 2002. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in Voice over Internet Protocol.

NOTE 5 - CLOSING OF SUBSIDIARY

         On October 4, 2001, the Company, through a filing with the Canadian Bankruptcy Court System, closed its wholly owned subsidiary - IVIP Telecom. This closing resulted in a net write-off of liabilities in the current period totaling 1,763,859.

                               INTERNET VIP, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                November 30, 2001


NOTE 6 - STOCKHOLDER'S EQUITY

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

         In June 2001, the Company issued 50,605 shares of common stock in settlement of interest in the amount of $5,060.

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

         In October 2001, the Company issued 1,100,000 shares of common stock in settlement of salaries in the amount of $156,735.

         In October 2001, the Company issued 2,080,000 shares of common stock in settlement of services in the amount of $108,897.

         In November 2001, the Company issued 2,500,000 shares of common stock in settlement of a short term loan in the amount of $102,400.

         In November 2001, the Company issued 50,605 shares of common stock in settlement of interest in the amount of $5,060.

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

         Since inception, the Company completed private offerings in which it netted approximately $2,083,000. The bulk of the proceeds were used to purchase and install equipment for its facilities in Moscow and Montreal, to finance trips to develop the Company's business in Russia, and network leasing costs.

Results of Operations

Three months ended November 30, 2001 and 2000

         During the three month period ending November 30, 2001, the Company had a profit of $1,614,596 compared to a loss of $228,086 for the same period ended November 30, 2000. The company has an accumulated deficit since inception of $4,779,244. The profit for the current quarter was primarily the result on a gain from disposal of our Canadian subsidiary's operations. The continuing operations for the three month period ending November 30, 2001 resulted in a loss of $149,263.

Revenues

         During the three month period ending November 30, 2001, the Company generated no revenue from sales of products and services, compared to $212,250 for the same period ended November 30, 2000. Revenue generated since inception from sales of products and services is $1,039,188.

Operating Expenses

         During the three months ended November 30, 2001, the company incurred $58,562 in operating expenses as compared to $5,519 in the same period in 2000. The increase was due mostly to increases in marketing, professional fees and travel.

Depreciation

         During the three month period ending November 30, 2001, the Company incurred depreciation expense in the amounts of $179,697 compared to zero for the same period in 2000. Depreciation from inception is $179,697.

Interest Expense

         During the three month period ending November 30, 2001, the Company incurred interest expense of $10,077 compared to $123,915 for the same period in 2000.

         Interest expense from inception is $161,063. The decrease in interest expense is due to repayment of borrowings.

Material changes in financial condition, liquidity and capital resources

         At November 30, 2001, the Company had $62 in cash and cash equivalents compared to $77,293 at same date in 2000. The Company had a working capital deficit of $198,414 at November 30, 2001. Net cash used in operating activities for the nine months ended November 30, 2001 was $169,788 compared to cash used of $993,304 for the same period in 2000 and $2,116,689 since inception.

         Net cash used in investing activities was $17,266 for the nine months ended November 30, 2001 compared to zero for the nine months ended November 30, 2000. Net cash used since inception was $326,320. The net cash used was for the purchase of equipment required for operations and development.

         Net cash provided by financing activities was a net of $159,988 for the nine months ended November 30, 2001 and $1,046,088 for the same period in 2000. Net cash provided since inception was $2,443,072. These amounts are primarily attributable from sale of shares through private placements as well as the net effect of short term borrowings.

         During the quarter, the Company borrowed from several non-affiliated parties, bringing its total indebtedness for these types of loans to $57,509. In lieu of cash, interest on these loans is paid in the form of common shares.

         The monthly financial requirements for the Company, not including the cost of the leases for dedicated fibre-optic lines, and not including management and senior consultant salaries and fees, for both the Montreal and Moscow offices are estimated to be $15,000.

         Management and senior consultant salaries and fees are currently approximately $20,000 per month. However, several of the management staff have agreed to accrue their salaries indefinitely.

         Monthly payment for network lines began upon successful installation of our equipment and operating of the two centers. This occurred around December 1, 1999. From that time onward IVIP began monthly line lease payments, but currently has stopped all line leases.

         In recognition that the Company has reached a critical point in its development, the Company made some changes in management by hiring Mr. Jack Ehrenhaus as president. Mr. Ehrenhaus has been a consultant to the Company since its infancy and is intimately familiar with its operations. Mr. Ehrenhaus intends to develop an operational plan designed to jump start the Company's revenues and to explore other possibilities for enhancing shareholder value. As a first priority, Mr. Ehrenhaus will attempt to address the Company's cash flow problem. No assurances can be given that any plan developed by Mr. Ehrenhaus will be successful and that the Company will reach profitability.

         IVIP has no plans to conduct any research and development or to expend any additional funds on plant and equipment in the near term. The Company does not anticipate realizing any income from the sale of any plant or significant equipment.

         On October 4, 2001, the Company, through a filing with the Canadian Bankruptcy Court System, closed its wholly owned subsidiary IVIP Telecom. This closing resulted in a net write-off of liabilities in the current period totaling $1,763,859.

         During the quarter ended November 30, 2001, the Company issued 50,605 share of common stock in settlement of interest expense payments for an amount of $5,060. The Company also issued 1,100,000 shares of common stock in settlement of salaries in the amount of $156,735, 530,000 shares of common stock in settlement of marketing services for an amount of $15,900, and 1,550,000 shares of common stock in settlement of consulting services for an amount of $92,997. Finally, the Company issued 2,500,00 shares of common stock in settlement of short term debt valued at $102,400. All these shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Act.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

         During the quarter ended November 30, 2001, the Company issued 50,605 share of common stock in settlement of interest expense payments for an amount of $5,060. The Company also issued 1,100,000 shares of common stock in settlement of salaries in the amount of $156,735, 530,000 shares of common stock in settlement of marketing services for an amount of $15,900, and 1,550,000 shares of common stock in settlement of consulting services for an amount of $92,997. Finally, the Company issued 2,500,000 shares of common stock in settlement of short term debt valued at $102,400. All these shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Act.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K.

        None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

INTERNET VIP, INC.



By: /s/Jack Ehrenhaus
       Jack Ehrenhaus, President


January 22, 2002