Form 10KSB
period 2002-02-28
INTERNET VIP INC
filed 2002-06-13
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-KSB

              [X] Annual report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the Fiscal Year ended February 28, 2002

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

                     94 Washington Ave., Lawrence, NY, 11559
                    (Address of principal executive offices)

                                 (516) 569-7595
                         (Registrant's telephone number)

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $.0001 par

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State issuer's revenues for its most recent fiscal year. $391,013.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. ($3,138,830 on May 15, 2002.)

As of May 15, 2002 the issuer had 45,822,337 shares of its Common Stock outstanding.

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

(a) Business Development

         Internet VIP, Inc. (the "Company"), a Delaware corporation, was organized on November 13, 1998. The Company also operates through a wholly owned Canadian subsidiary corporation IVIP Telcom Canada, Inc., previously known as V.I. Internet Telecommunications Inc. The Company has not been involved with any bankruptcy, receivership or similar proceedings, although the Canadian subsidiary filed with the Canadian Bankrupcy Court System, and is now closed.

         On May 17, 2001 the Company announced a joint venture with Polykvart Telecom, a Russian entity, to create "PT-Intertel XXI", in which the Company would hold 51% of the venture. PT-Intertel XXI would offer telecommunication services to and from Russia and the Commonwealth of Independent States ("C.I.S.").

         On June 1, 2001 the Company announced an agreement to acquire 100% of the issued and outstanding shares of Yapalot Holdings Inc., a Toronto-based company that provides VoIP ("Voice over the Internet Protocol") communication services through the issuance of common shares to Yapalot shareholders. Subsequent to the transaction, shareholders' of each company shall own 50% of the Company's outstanding stock. This agreement was cancelled by both parties and is now null and void.

         The Company

         The Company was formed to sell international long distance telephone services through the use of Internet based technology, specifically, Voice over Internet Protocol ("VoIP").

         The   Company's   business  was  organized   into  two  separate,   yet
complementary, divisions so that its revenues are derived from two markets:

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

         Our Business Strategy

         The major determining factors as to where we were seeking to locate our gateways (POPs), and where we intended to focus our services were driven by (a) existing high tariffs and (b) the termination points for our customers of pre-paid telephone cards.

         (i) High Tariff Regions

         We intended to locate our POPs in geographic regions based on the following criteria:

         1. that currently have high telephone tariffs
         2. that have antiquated telephone infrastructure
         3. where contacts, especially governmental, underlie most business development
         4. where the telecommunications industry is undergoing a modernization
         5. where we understand the cultural and business environment
         6. that have a large expatriate community in the "west".

         Then, to develop in each selected geographic location, we:

         1. used our worldwide contacts to seek out a local Joint Venture (JV) partner; (usually a government or very prominent local commercial entity),
         2. seeked to obtain a license to operate a telecom business in that jurisdiction,
         3. intended to build and operate one or more IP gateways,
         4. intended to link up this gateway to the rest of our network through private leased fiber-optic lines or IP telephony,
         5. seeked to supply immediate inbound traffic from existing customers, and
         6. intended to work with our new JV partners to develop outbound traffic from three major market sectors; government, industrial, and retail (pre-paid cards).

         (ii) Pre-Paid Customers

         Most of our pre-paid telephone cards were directed at specific ethnic communities and therefore could be expected to generate high volume traffic to very specific global termination points. We planned to either install our own gateways at these destinations or seek strategic partnerships that yield the lowest cost for us to terminate traffic there.

         Our operations

         In Canada, the Company operated through a wholly owned Canadian subsidiary, IVIP Telcom Canada, that shared office space at our then head offices in Montreal. IVIP Telcom was formed to develop business in Canada and was responsible for oversight and maintaining our equipment and gateway then located in Montreal. This subsidiary has ceased operations and has filed with the Canadian Bankruptcy Court system.

         All of the Company's technology is state of the art, but the Company is not dependent on any one vendor in particular. For the hardware in the switching centers in New York and Moscow, we employ a configuration and equipment manufactured by Ericsson Inc.

         In the pre-paid card division we were directing our efforts towards so-called "switch-less operators" as an important part of our customer base. "Switch-less operators" are those companies that have an established and well-developed distribution network, and have begun utilizing their channels to sell and distribute pre-paid long distance telephone cards, yet they do not own or maintain any telecom equipment. We made our network available to these types of companies, whereby we provided a "turnkey" telecom network underlying the service that these distributors sell.

         International Division

         Our initial international operation was in Russia. Currently, we operate one IP telephony gateway center in that country, in Moscow. The center is connected to our hub in New York, and serves as the core switch that allows calls to be routed from anywhere in North America or from Russia to over 240 countries and territories at very low cost.

         Our potential customers in Russia can be characterized into three subgroups. The first subgroup is government ministry and related agencies. The second group is large users derived from industry that are to receive preferential rates. And finally, the third group of customers are individuals or small corporate users that will have purchased prepaid calling cards or contracts. As with most prepaid calling card systems, the customer places a call from any telephone in Russia, by dialing a local access number to reach our equipment and then inputs his card number and personal identification number ("PIN"). The equipment validates the card number and PIN and then gives the caller a second dial tone allowing him to make the long distance call. For all types of customers, our technology and equipment will process these steps in milliseconds and the customer will be unable to detect the difference between a traditional long distance call between Moscow and the world and a call utilizing our network. The process for a call to Moscow originating in North America over our network operates the same way with the customer calling an "800" number to access the New York platform in the same manner as if he were using a conventional calling card.

         In Russia, we operate our business under the corporate name Intertel XXI which is a Russian entity owned 100% by us. We had owned 80% and the remaining 20% of the Russian company was owned by the "Special Technique and Communication Services Institute", an agency of the Russian Ministry of Interior, but this 20% was repurchased by us for a nominal amount.

         We have letters of intent with governmental and industrial entities expressing an interest to purchase telephone service for calls from Russia to the world. The network has been installed and tested. However, the commencement of revenues from Russia suffered an unexpected delay due to the fact that the Ericsson equipment installed by us was the most advanced available and had as yet not been certified for use in Russia, by the Ministry of Communications. This procedure was finally completed April 11, 2001.

         With this successful certification, we continue the process of attempting to convert the letters of intent to firm contracts. If the Company is successful in converting these letters to firm contracts, the Company anticipates that by the end of the first year of long distance service between Russia and the world the Company will be providing 1,000,000 minutes of long distance traffic per month. However, there can be no assurance that such usage and/or revenue levels, if any, will be attained. In addition, the Company is still in the process of analyzing the long distance traffic between Russia and Europe. However, there can be no assurance that any business will develop in this market. To date, we have not had any revenues from this service.

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

         Thus, a caller does not have to place a conventional long-distance telephone call to reach a party anywhere in the world, since with IP telephony, every call is simply"voice" e-mail away. The caller initiates a local call to a specialized switching center or gateway connected to an IP provider. The call travels over the Internet to the receiver's geographic area and a switching center in that area completes the call over those locals telephone lines. A growing number of individuals, governments, and corporations are using this technology every day to send data, voice conversations, and even money.

         On the North American side, the Company has established a presence with a prepaid telephone card distributor in the New York City area. On May 3, 2001 the company received a purchase order of approximately $2.6 million. The company continues to develop and market its services throughout Canada and the United States as well as the Caribbean.

         The Company does not expect to incur any material costs in complying with environmental laws.

         At fiscal year end, the Company had total of 5 employees all of whom were full time employees, including 3 members of management. None of our employees are members of a union and we believe we have a good relationship with our employees.

         On October 4, 2001, the Company, through a filing with the Canadian Bankruptcy Court System, closed its wholly owned subsidiary - IVIP Telcom Canada, Inc. This closing resulted in a net write-off of liabilities in the current year totaling $1,662.750.

         Internet VIP, Inc. has not otherwise been involved with any bankruptcy, receivership or similar proceedings.

         On May 17, 2001 the Company announced a joint venture with Polykvart Telecom, a Russian entity, to create "PT-Intertel XXI", in which the Company would hold 51% of the venture. PT-Intertel XXI would offer telecommunication services to and from Russia and the Commonwealth of Independent States ("C.I.S.").

         At the beginning of the fiscal year, The Company was confident that it could realize the goals that it had set for itself, but, as the year progressed, and the telecommunications industry declined, mainly due to overcapacity, and the Company realized that, not only would the goals not be met, but that it was faced with a diminishing market for the coming future.

         At that time, the Company began looking for a merger partner for itself, or other business ventures. After studying the possibilities available, the Company finally signed an Asset Transfer and Change of Control Agreement with NewTech Group International Inc, as described below.

         Subsequent Events

         Pursuant to an Asset Transfer and Change of Control Agreement dated April 11, 2002 (the "Agreement"), between Internet VIP, Inc. and NewTech Group International, Inc. of Blainville, Quebec, Canada, ("NewTech") it is the intention of the Company to re-organize the capitalization of the Company; amend its corporate charter to change its name to NewTech Brake Corp.; spin off its telecom business; and acquire a new business from NewTech.

         Prior to closing the Agreement, the Company will effectively reverse split its common shares in a ratio of twenty (20) to one (1). The current business, which would include the assets, liabilities (except for outstanding debts not to exceed $200,000) and current operations, will be spun-off to a newly formed wholly owned subsidiary of the Company ("Newco"). At that time, existing shareholder's of the Company will be issued all of the equity (shares) of Newco as part of a tax-free reorganization.

         At closing, NewTech will transfer interests in certain patents, and rights of certain automotive technologies specifically related to the brake system in heavy vehicle markets (the "Newtech Interests") to the Company. In consideration for its receipt of all of the Newtech Interests, the Company will issue to Newtech, approximately 45 million common shares which will equate to approximately 95% of the then-outstanding Common Shares of the Company, calculated on a fully-diluted basis.

         The Closing of these transactions, which should take place after NewTech completes its due diligence, is anticipated to occur on or around July 1, 2002.

         Further pursuant to the Agreement, NewTech had the right to designate a majority of the Board of Directors of the Company effective ten days after having met certain regulatory requirements ("the NewTech Designees"). This change in the majority of the Board was completed on April 19, 2002. In the event the transaction between the Company and NewTech does not close, the newly appointed NewTech Designees to the Company's Board will promptly resign.

         After the closing, Newco, the spun off entity, expects to retain its current management and continue its present telecom operations at their current business location. The present public Company, now controlled by NewTech, will have changed its corporate name to NewTech Brake Corp., have a new CUSIP, and anticipate obtaining a new NASD Bulletin Board trading symbol.

NewTech Brake Corp.

         Under the name of NewTech Brake Corp., our new business will be to identify, develop and exploit, under licenses bought from NewTech Group, opportunities to provide a new full contact disc brakes and related components to the North American and European heavy vehicle market. These new brakes are called NT brakes.

The Brake Industry

         The motor vehicle industry has been in existence since the 19th century and can be classified as a mature and performance/cost driven. Brakes are complex, high-precision components and part of the most critical components of motor vehicles. Nevertheless, there has been no significant innovation in the brake industry for over fifty years and the caliper concept disc brake has reached its optimal development potential. As a result, the brake industry is very competitive, with a small number of suppliers depending on economies of scale and intra-industry consolidation for growth.

         Although disc brakes have gradually replaced drum brakes in automobiles and light trucks in North America, they have not proven significantly superior and economical to use on trucks, trailers and buses. Drum brakes, a technology that dates back to the First World War, are still installed on approximately 97% of heavy vehicles, i.e., classes 7 and 8, in operation in North America. A significant fact, and key to NewTech Brake's marketing strategy, is that the customer selects the brakes to be installed even when purchasing his new bus or truck. (Source - Frost & Sullivan).

         Competitive factors are: durability and reliability, price, ease of installation, low maintenance requirements and light weight combined with high strength.

The NewTech (NT) Brake

         The patented NewTech full contact disc brake, invented originally in 1977 by Yvon Rancourt, Chairman and Chief Operating Officer of NewTech Group, is a bold departure from conventional braking technology. It combines disc brake braking efficiency, lighter weight with large contact friction area comparable to drum brake. The NewTech brake can stop a truck, loaded to its maximum gross weight, from 60 MPH in less than 200 feet.

         After nearly ten years of virtual and computer design, the expenditure of over $30 million of research and development work, and more than two years of extensive testing, the current design of the foundation full-contact brake is now ready for industrialization and commercialization.

Business Development Plan

We plan to address the North American market for heavy vehicle brakes first. The total potential for the North American market for NT brakes is made up of:

        OEM - new busses and trucks - 2.1 million NT brakes per year Retrofit After-market - 7.5 million NT brakes/year
        Maintenance After-market - 29.5 million maintenance kits per year (Source - derived from Frost & Sullivan).

General marketing strategy

         NewTech Brake has set its target to supply 7.5% of the North American market for heavy vehicle brakes by 2007. To achieve this goal, we will employ a "push-pull" strategy. We intend to build on existing opportunities in the North American after-market to demonstrate the superiority of our new brake technology ("pull"), while simultaneously working with original equipment manufacturers to make NT brakes available on new trucks, busses and trailers ("push").

         The North American market is ideal for attacking the after-market, i.e., brake replacement on already manufactured vehicles, since in this market, vehicle users have the final say as to which brakes will be installed on their trucks or busses. Our strategy, in the early days, is to align ourselves with strategic partners in specific user industries such as municipal transport authorities, municipal refuse haulers and major "stop and go" fleets such as postal and courier services.

         Furthermore, in the heavy vehicle market, brakes are matched to heavy-duty axles, which in turn are supplied by a small number (3) of major axle manufacturers, including Dana & Meritor in the U.S. and ZF from Germany.
Combined, these manufacturers represent over 90% of all the axles used. Consequently, each "standard" axle to which the NT brake has been adapted, adds all the trucks or busses with the same axle to our potential NT customer pool.Our core strategy for attacking the after-market is therefore to:

     1.   Identify   high-profile   niches,   where  the  NT  brakes'   improved
          performance and/or economics can be demonstrated;
     2.   Select the most frequently used axle(s) for adaptation; and
     3. Identify and sell to strategic customers who will benefit from NT brakes and serve as market leaders.

Specific opportunities include the Quebec municipal bus market, where the NT brake can solve performance and cost problems for urban transit companies. The Quebec market is ideal for the introduction of the new brakes because NewTech Group is already known there and the market is close to NewTech Group's Canadian Research & Development Center. More importantly, the Quebec market represents the combination of a standard North American vehicle profile, and an extreme meteorological environment, all of which complement test conditions. Once the program is firmly established in Quebec, other large public transport fleets in the USA and Canada will be contacted.

Additional niche markets to be addressed are sanitation trucks and other short-haul frequent-stop trucks, followed by other markets that have similar problems related either to cost or performance. In parallel, we will approach the large long-haul fleets, where durability and operator safety are the major concerns.

The second part of our strategy is to conclude arrangements with one or more heavy vehicle manufacturers to offer the NT brake as standard or optional equipment on new vehicles. Such an arrangement is already under discussion with a major European truck manufacturer, with a target introduction of the full contact brake to the European market for the 2007 model year, although no assurances can be given that an agreement will be concluded.

Product Manufacturing and Distribution Strategy

         NewTech Brake will base its products on the intellectual property, registered patents and patents pending controlled by NewTech Group and will receive an exclusive license covering North American and Europe. We will in turn identify the most advantageous approach to delivering its product to the market.

         The preferred approach is to create strategic partnerships with existent OEM suppliers through non-exclusive licenses for its products. We do not wish to compete directly with the current manufacturers in the brake industry and would benefit from the credibility brought on by an alliance with an existing supplier. However, we will examine the creation of joint manufacturing ventures or, if necessary, organize a number of sub-contractors, managed by us, to supply the needs of the niche markets.

         We believe that the best way to ensure distribution of our full-contact brakes beyond the niche markets already identified, will be to partner with, or acquire a North American distributor of brakes and brake components. Although candidate companies have been identified, such an acquisition is not reflected in our current financial forecasts. Various cost sharing strategies and/or royalty agreements can be negotiated to secure additional revenues for Newtech.

The Re-structured Company

         Consistent with its business model, we intend to establish a flexible corporate structure, designed to accommodate the needs of its markets and the alliances and partnerships needed to deliver brakes to a conservative industry with established norms of operation.

Interim Management

         To ensure an effective start, NewTech Group will provide the personnel to manage the Company until such a time as the permanent management is put into place. Interim management will:

          o Prepare a detailed corporate development plan including operating budgets, detailed marketing plan, HR strategies
          o Manage the current revenue opportunities
          o Build the organization, including hiring a president
          o Choosing corporate locations in Quebec and the US (Initially Blainville, Quebec).
          o Identify and conclude legal agreements with strategic partners for manufacturing, distribution and sales.

Mr. Denis Gamache is the Interim CEO.

NewTech Group International Inc.

         In addition to providing licenses and R & D, the role of NewTech Group will be to ensure a successful beginning for us in our new business. As indicated, it will immediately provide the interim management and infrastructure needed to get the new company off to a good start. On a longer-term basis, NewTech Group will provide us with design and engineering services, the tool and die design required for the manufacturing of the various components, as well as, the dynamometer and road testing of the numerous platform models.

         NewTech Group will provide these services on a reasonable fee basis. We estimate that a turnkey contract to adapt the NewTech brake and system to a particular platform, which would include the design, engineering, prototyping and testing will cost up to $2 million dollars. These costs will be reduce substantially once the processes for fabrication are standardized and strategic partners are in place.

Item 2. Description of Property

         Since December 2001, the Company maintains its corporate offices at 94 Washington Ave., Lawrence, NY and does not pay rent for these premises. Before that date, The Company was located at 1155 University Street, Suite 602, Montreal, Canada where we had approximately 1,550 square feet at an annual rental of approximately $20,000 per year which included all utilities and applicable taxes. That lease was cancelled in December 2001.

Item 3. Legal Proceedings

         The  Company  is  not   currently   involved  in  any  material   legal
proceedings.

Item 4. Submission of matters to a vote of security holders

         None

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         (a) Market Information

         The Company's common stock commenced quotation on the NASD's Bulletin Board under the ticker symbol IVIP in March, 2001.

         The Company, on February 28, 2002, had 600,000 class A warrants issued and outstanding. Each Warrant entitles the holder to purchase one Share of restricted Common Stock at an exercise price of $1.00, subject to adjustment, until December 31, 2002.

         In addition, the Company had 354,250 class B warrants. Each Warrant entitles the holder to purchase one Share of restricted Common Stock at an exercise price of $1.50, subject to adjustment, until March 31, 2003.

         None of the shares underlying the warrants have any registration rights.

         As of February 28, 2002, the Registrant had 45,822,337 shares of its Common Stock outstanding.

         Of the 45,822,337 shares of common stock outstanding, 29,668,419 shares are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above. The list of sales of unregistered shares of the Company's securities appears in the footnotes to the financial statements.

         (b) Holders

         On February 28, 2002, there were 347 holders of the Company's common stock, one holder of the Company's Class A warrants and 6 holders of the Company's Class B warrants.

         (c) Dividends

         The Company has had no profits to date, nor has the Company declared any dividends to date. The payment by the Company of dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not declared any cash dividends since inception and has no current intention to declare any.

         (d) Trading Statistics

IVIP-Internet VIP, Inc. - Trading history for the fiscal year ended February 28, 2002 was as follows:

   Quarter         High        Low         Close
   -------         ----        ---         -----
     Q1           $ 0.750     $ 0.750      $ 0.750
     Q2           $ 0.700     $ 0.180      $ 0.270
     Q3           $ 0.300     $ 0.030      $ 0.040
     Q4           $ 0.073     $ 0.028      $ 0.030


Item 6. Management's Discussion and Analysis of Financial Condition.

         Although we had some revenues from the sale of pre-paid calling cards, since we have had no revenues from our core telecom business we continue to be in the development stage. During the year ended February 28, 2002, we incurred an operating loss of $1,515,344 as compared to an operating loss of $638,254 for the year ended February 28, 2001. The increased loss is primarily due to an increase in our professional fees relating to the NewTch transaction and other aborted transactions, the recognition of salaries payable to management and staff and additional administrative expenditures. Revenues totaled $391,013 for the year ended February 28, 2002 compared to $648,075 for the year ended
February 28, 2001. To date, all of our revenues have come from the sale of pre-paid calling cards. In fact, all of our sales have been to one customer. High concentration of sales are generally viewed with some apprehension and we hope to attract additional customers.

         As reflected in our February 28, 2002 balance sheet, the Company has negative working capital. The Company's operations are not generating sufficient cash to maintain its present operations. Projected annual salaries are an aggregate of $100,000, which is based on the current headcount with no additional hiring of personnel. We do not expect to incur only charges for rent for the next twelve months in New York. Professional fees should be significantly lower than prior years since we have completed the necessary filings with the Securities and Exchange Commission for the NewTech transaction. Projected annual professional fees are $100,000 based on the Company maintaining reporting compliance. Travel in the past was necessary to develop the Russian hubs. Since these locations are now operational, travel will be reduced and limited primarily as a monitoring tool. Projected annual travel expense is $50,000. During the year we increased our marketing activity in an effort to generate more sales. Projected marketing costs for the next twelve months are $100,000. The company is also reviewing all non essential activities and expenditures and fixed costs such as line rentals, office leases, salaries and consulting fees and will be aggressively curtailing these items to assist in reducing the cash used in operating activities.

         Since this discussion is purely historical, and the Company will not be continuing this line of business, since it intends to spin off the telecom business even if the deal with NewTech is not consummated, there appears to be little purpose served by having a more detailed discussion of the telecom business.

         We anticipate that we will have to raise additional funds in the next twelve months through liability or equity financing. The Company is also exploring areas of strategic alliances with other organizations in an effort to better position itself. (See subsequent events discussion referred to above)

Item 7. Financial Statements

         The financial statements are included herein commencing on page F-1. The Company is not required to provide supplementary financial information.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promotes and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors serve for one year terms and until their successors are elected and assume office. At the close of the fiscal year on February 28, 2002, the following constituted the Board of Directors:

Name                                Age         Position

Dr. Ilya Gerol                      62          Chairman

Jack Ehrenhaus                      54          President

Viatcheslav Makarov                 47          Secretary, Treasurer and
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

Jack Ehrenhaus, President and Director

         Mr. Ehrenhaus became President and a Director of the Company in December 2001. Mr. Ehrenhaus has been employed by Nais Corp., and a shareholder of that Company since 1990. Nais Corp. is an investment banker. Prior thereto, Mr Ehrenhaus acted as a consultant providing investment banking services for at least twenty years.

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

New Board

As discussed above, effective April 19, 2002 there was a change in the majority of the Board effected by NewTech. Dr. Gerol and Mr. Makarov resigned and the following people were added as directors and officers of the Company:

Yvon Rancourt, Director/Chairman, Age 56

         Mr. Yvon Rancourt is Chairman of the Board and Chief Operating Officer of NewTech Group International ("NewTech"), is the inventor of the NewTech Full Contact Disc Brake and one of the founders and the principal patent holders at NewTech. NewTech was created in 1989. From 1976 to 1991, he served as Director of Mined Material Fabrication at Compania Minera Ucalali S.A. From 1974 to 1976, he was managing director at Les Manufacturiers de Precision de Beauce Inc., a manufacturer of truck trailer axles. From 1973 to 1974, he was Director of Production for Snow Jet, a manufacturer of snowmobiles. In 1966, he founded Beauce Machine Shop, and held the position of Managing Director until 1973. Yvon is the brother of Claude Rancourt.

Claude Rancourt, Director/ Secretary, Age 53

         Mr. Claude Rancourt is Director of Legal affairs of NewTech Group International Inc., is a notary (L.L.L. 1971, D.D.N. 1972, Sherbrooke University, Quebec). He was in private practice as a notary from 1976 to 2000, and from 1972 to 1974, specializing in the fields of Real Estate and Corporate Law. From 1974 to 1976, he was a Director at Les Manufacturiers de Precision de Beauce Inc. He is one of the founders of NewTech and the brother of Yvon Rancourt.

Denis Gamache, Director/Interim CEO, Age 51

         Mr. Gamache is a graduate in management and marketing from Laval University. After marketing positions with Travelers and Xerox of Canada, he founded and became president of Les contenants sanitaires C.S. inc., a fabricator of waste management equipment. Subsequently he founded and managed Corporation financiere HDJM inc, (Rental of waste management equipment), Centre regional de recuperation C.S. (Sorting of recyclable materials for Quebec City) and Recuperation C.S. inc. (Collection of waste and recyclable materials). After selling his interest in the above companies, he helped the new owners complete a number of acquisitions, including that of Services Sanitaires Leclerc inc, owner of a landfill in St-Tite-des-Caps. Mr. Gamache is co-founder and member of the Board of Convoyeurs B.M.W. inc (Conveyors) and L.P.M. Technologies inc. (Polymers and other products used for paper and cardboard production). He is also the founder and president of Clicgolf.com an Internet based reservation system and shareholder and administrator of Institut Athena formation inc., a company that provides office productivity and multimedia training. A shareholder of NewTech since October 2000, he was named to the management committee of that company in February 2002.

Gilbert Lasnier, Director, Age 45

         Mr. Lasnier is a graduate from Laval University with a degree in Geodesics. After working for the government in Geodesic Services, Hydro Quebec, Domtar and Nepcon Inc, he founded and became president of Sigrafix Inc. Sigrafix was a Geographic Information Systems (GIS) company engaged in implementation of cartographic software. Presently he works as a GIS Analyst for the International Civil Aviation Organization (ICAO) in Montreal, Quebec.

Marc-Antoine Gratton, Director, Age 49

         Mr. Gratton is Vice President and Comptroller of Optron Inc., a Canadian based Company specializing in the sales, rentals and maintenance of Geodetic Instruments and in lasers for industry and construction. From 1974 to 1985 he was a logistics consultant with several large companies including Bell Canada International, Cartier Engineering BGCheco International and J.F. Pritchard & Sons International. During that period he worked on a number of overseas projects, including the West-African Panaftel telecommunications implementation, the Andekaleka Hydroelectric Development Project in Madagascar and a large telecommunications project in Zaire. He also worked on the Reza Shah Kabir Hydroelectric development project in Iran and as administrator of the Hassi R'Mel (Algeria), training center, site of a major natural gas plant. Mr. Gratton has been a shareholder of NewTech since 1995.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and beneficial owners of more than ten percent of any class of Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and beneficial owners of more than ten percent are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ending February 28, 2002, all of the officers, directors and 10% stockholders did not fail to make any filings.

Item 10. Executive Compensation

(a) General

         Commencing on March 1, 2000, the Company agreed to pay Dr. Gerol and Mr. Makarov an annual salary of $72,000 USD each.

         Commencing May 1, 2000, Mr. Richer's salary as CEO was $90,000 USD per annum. Mr. Richer also received 100,000 shares of the Company's common stock at $.0001 as part of his employment contract. Mr. Richer's contract also grants him options to purchase annually 100,000 shares of the Company's common stock at a price of $0.05 while his employment contract is in effect. Mr. Richer's employment contract also allows a car allowance of approximately $4,000 USD annually. As at May 1, 2001, Mr. Richer indicated that he would not renew his contract. He has since left the employ of the Company.

(b) Summary Compensation Table


                           SUMMARY COMPENSATION TABLE

Name and                                                             Other             Long-term
Principal Position         Year            Salary      Bonus       Compensation     Compensation:Options
------------------         ----            ------      -----       ------------     --------------------

Dr. Ilya Gerol               2000           12,000        0             0                   0
Chairman & Chief             2001(1)        65,000        0             0                   0
Executive Officer            2002           12,000        0             0                   0


(1) CEO from March 1, 2000 (start of fiscal year through April 30, 2002).

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

         On April 28, 2000 the Company entered into a one-year employment agreement with its CEO, Mr. Christian Richer. The agreement was effective May 1, 2000 through April 30, 2001 and was automatically renewable unless either party gives notice to terminate within 60 days of the expiration date (April 30). The contract reflects an annual salary of $90,000 USD. Mr. Richer also received 100,000 shares of the Company's common stock at $.0001 as part of his employment contract. Mr. Richer's contract also grants him options to purchase 100,000 shares of the Company's common stock on March 31 each year the agreement is in effect at a price of $0.05 per share. Mr. Richer's employment contract also allows a car allowance of approximately $4,000 USD annually. The contract was not renewed.

h) Report on repricing of options/SARs

   None

i)  NewTech designated Board members and Officers

None of the NewTech designated Board members or Officers currently hold shares in the Company nor have they received, to date, any compensation as Board members or Officers of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the information as of May 15, 2002 regarding the beneficial ownership of the Company's Common Stock, $.0001 par value, as of the date hereof and after the Offering by (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding shares of Common Stock, (ii) each director and executive officer of the Company who owns shares and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares of Common Stock are owned by the individual named as sole record and beneficial owner with exclusive power to vote and dispose of such shares. None of the people listed below owns any other securities of the Company. There are no arrangements, other than those mentioned in the "Subsequent Events" section of this document (see above) which may result in a change in control of the Company.


Title of                 Name and Address                   Amount and Nature             Percent
Class                    of Beneficial Owner                of Beneficial Owner           of Class
-------------------------------------------------------------------------------------------------------

Common Stock             Ilya Gerol (1)                     3,008,266                       6.57
Common Stock             Viatscheslav Makarov (1)           3,008,266                       6.57
Common Stock             Derek Labell (1)                   2,809,266                       6.13

Executives Officers and Directors as a Group                   -0-

---------------------------------
(1) Uses Company's address

Item 12. Certain Relationships and Related Transactions

         By way of an assignment from VI  Interservice  Inc., an entity owned by
V. Makarov, the Company has entered into an office lease agreement for its Montreal office on September 15, 2000. The lease was cancelled in December 2001. Monthly rent amounts, which included taxes, were $1,705. Mr. Makarov is a shareholder and was a director and officer of Internet VIP, Inc. Prior to September 15, 2000 the Company rented office space from VI Interservice Inc. at an annual rental of $24,000 USD. The Company believes the rate was at fair market value.

         During the fiscal period ending February 28, 2002, the Company received marketing services from Mayer Amsel (a shareholder). Fees for such services, which totaled $60,000 for the year, ended February 28, 2002 and were settled by the issuance of 900,000 shares of common stock.

         During the fiscal period ending February 28, 2002, the Company received investor relation services from BBT Consulting, an entity owned by Mayer Amsel (a shareholder). Fees for such services, which totaled $20,000 for the year ended February 28, 2002, were settled by the issuance of 1,000,000 shares of common stock.

         During the fiscal period ending February 28, 2001, the Company received investment relation services from NP Investments, an entity owned by Howard Salamon (a shareholder). Fees for such services totaled $38,105 for the year ended February 28, 2001 and were settled by the issuance of 146,315 shares of common stock.

         During the fiscal period ending February 29, 2000, the Company issued 437,500 shares to Howard Salamon (a shareholder) for business plan preparation and financial and cash flow analysis.

         In December 1998, the Company entered into a four year consulting agreement with Nais Corp., a shareholder, pursuant to which Nais Corp. will provide financial and business public relations consulting services. Nais Corp. claims that it is owed US$ 239,839 as of February 28, 2002 pursuant to this agreement. While the Company acknowledges the validity of the agreement and has recorded the liability in its books of accounts, the Company disputes that any funds are currently due under this agreement. Both parties agree that the Company is not obligated to make any cash payments to Nais Corp. until it has telecommunications revenues of $1 million. The dispute centers on whether payments accrue until the revenue milestone is met.

         Bridgepoint is owned by Artel Communications Inc., a minority shareholder of the Company. The Company paid Bridgepoint $8,000 per month for consulting services and for warehousing of equipment. This agreement terminated in May 2000. A new agreement was entered into in May 2000 whereby the Company will only warehouse its equipment at Bridgepoint's location for a monthly fee of $1,679. This agreement was terminated in September 2001. The Company believes these charges to be a fair price.

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

                                Mark Cohen C.P.A.
                           1772 East Trafalgar Circle
                               Hollywood, Fl 33020
                                (954) 922 - 6042
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Internet VIP, Inc.

We have audited the accompanying consolidated balance sheet of Internet VIP, Inc. as of February 28, 2002 and 2001, and the related statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Internet VIP, Inc. at February 28, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has experienced an operating loss and management has determined that it will require additional capital to continue funding operations and meet its obligations as they come due. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Mark Cohen
Mark Cohen C.P.A.
A Sole Proprietor Firm


Hollywood, Florida
June 11, 2002

                      INTERNET VIP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                          February 28,        February 28,
                                                                                              2002                2001

                                     Assets

Current assets
     Cash and cash equivalents                                                                     $ 22            $ 27,480
     Accounts receivable, net                                                                         -             177,934
     Other receivables                                                                            8,216             176,957
     Other current assets                                                                             -               4,197

       Total current assets                                                                       8,238             386,568
Property and equipment, net                                                                      82,771             381,177
Other assets                                                                                          -              14,674

       Total assets                                                                              91,009             782,419
                                                                                          ================     ==============

                      Liabilities and Shareholders' Equity

Current Liabilities
     Accounts payable and accrued liabilities                                                   503,796           1,659,496
     Short term borrowings (principally related parties)                                         85,172             179,321
     Deferred revenue                                                                                 -             216,025
     Other current liabilities                                                                        -               9,623

       Total current liabilities                                                                588,968           2,064,465

Long Term Debt                                                                                  187,500             200,100
Other Liabilities                                                                                     -               2,735

       Total Liabilities                                                                        776,468           2,267,300

Shareholders' Equity
     Common Stock, $.0001 par value; authorized 50,000,000 shares;                                4,582               2,510
          issued and outstanding - 45,822,337 and 25,178,232 respectively
     Paid in Capital                                                                          4,094,742           2,905,921
     Deferred Compensation                                                                            -             (16,666)
     Accumulated Deficit                                                                     (4,797,385)         (4,376,646)
     Accumulated other comprehensive income                                                      12,600                   -

       Total Shareholder's Equity                                                              (685,461)         (1,484,880)

       Total liabilities and shareholder's equity                                             $ 91,009           $ 782,419
                                                                                          ================     ==============


              Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.

                      INTERNET VIP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
      FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001


                                                                                Twelve months ended
                                                                          February 28,         February 28,
                                                                          ----------------------------------------
                                                                                2002                  2001
                                                                          ------------------   -------------------

Revenues                                                                          $ 391,013             $ 648,075

Cost of Sales                                                                       575,392               657,098
                                                                          ------------------   -------------------

Gross Profit                                                                       (184,380)               (9,023)

Operating expenses:
       Marketing                                                                    173,877               232,969
       Salaries and payroll related                                                 174,450               100,921
       Professional Fees                                                            325,746               136,510
       Travel                                                                        31,763                 2,710
       Rent                                                                           2,218                29,883
       Selling, general and administrative expenses                                 219,262                66,535
                                                                          ------------------   -------------------
          Total operating expenses                                                  927,317               569,528

          Loss before other income (expense)                                     (1,111,697)             (578,551)

Other income (expense):
       Interest income                                                                    -                     -
       Interest expense                                                             (52,206)              (59,736)
       Write down on impaired software                                              (14,375)                    -
       Loss on Abandonment of Property                                              (87,798)                    -
       Loss on Investment                                                          (249,269)                    -
       Foreign exchange gain (loss)                                                       -                    32
                                                                          ------------------   -------------------
          Total other income (expense)                                             (403,648)              (59,704)


                                                                          ------------------   -------------------
Loss from continuing operations                                                  (1,515,344)             (638,254)

Discontinued operations
  Income (loss) from operations of discontinued subsidiary                         (568,145)           (2,068,107)

  Gain on debt cancellation of bankrupt subsidiary                                1,662,750                     -

                                                                          ------------------   -------------------
Net Loss                                                                           (420,739)           (2,706,361)

Basic weighted average common shares outstanding                                 32,695,887            24,722,640
                                                                          ==================   ===================

Basic Loss per common share                                                           (0.01)                (0.11)


              Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.

                      INTERNET VIP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                         Common Stock
                                                  ------------------------------  Paid-in                Deferred       Accumulated
                                                     Shares          Amount       Capital              Compensation        Deficit
                                                  ------------  ----------------------------      ------------------  --------------

Balance, February 29, 2000                         23,351,027       2,335         1,790,911                     -       (1,670,285)

Issuance of common stock in a private                  20,000           2             9,998
placement ($0.50 per share)
Issuance of common stock in a private                  30,400           3            23,397
placement ($0.77 per share)
Issuance of common stock in a private                 626,500          63           626,437
placement ($1.00 per share)
Issuance of common stock in lieu of                   179,840          18            43,548
interest
Issuance of common stock for marketing                643,400          64           214,369
services
Issuance of common stock to executive                 100,000          10            99,990              (100,000)
per employment agreement
Amortization of deferred compensation                                                                      83,334
Issuance of common stock for other services           185,065          19            55,295
Issuance of common stock for conversion of             42,000           4            41,996
debt
Net loss year ended February 28, 2001                                                                                   (2,706,361)

                                                  ------------  ----------      ------------      ----------------    --------------
Balance, February 28, 2001                         25,178,232       2,510         2,905,921               (16,666)      (4,376,646)

Amortization of deferred compensation                                                                      16,666
Issuance of common stock in a private                  87,500           9            13,991
placement ($.16 per share)
Issuance of common stock in a private                 100,000          10            19,990
placement ($.20 per share)
Issuance of common stock in a private                  46,083           5             9,995
placement ($.22 per share)
Issuance of common stock in a private               1,198,882         120           142,547
placement ($.12 per share)
Issuance of common stock in a private                 600,000          60             9,940
placement ($.02 per share)
Issuance of common stock in lieu of interest          130,432          13            33,411
Issuance of common stock for other investments      2,000,000         200            24,800
Issuance of common stock for conversion of debt     8,600,000         860           400,768
Issuance of common stock for services               7,853,403         786           533,383
Net loss year ended February 28, 2002                                                                                     (420,739)
Foreign currency translation adjustment
                                                  ------------  ----------      ------------      ----------------    --------------
Balance, February 28, 2002                         45,794,532       4,582         4,094,742                     -       (4,797,385)
                                                  ============  ==========      ============      ================    ==============

              Read the accompanying notes to financial statements,
             which are an integral part of this finacial statement.

                      INTERNET VIP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONT.)


                                            Accumulated
                                               other                        Total
                                            Comprehensive                Stockholders'
                                            Income (loss)                   Equity
                                           --------------              --------------

Balance, February 29, 2000                                                  122,961

Issuance of common stock in a private                                        10,000
placement ($0.50 per share)
Issuance of common stock in a private                                        23,400
placement ($0.77 per share)
Issuance of common stock in a private                                       626,500
placement ($1.00 per share)
Issuance of common stock in lieu of                                          43,566
interest
Issuance of common stock for marketing                                      214,433
services
Issuance of common stock to executive                                             -
per employment agreement
Amortization of deferred compensation                                        83,334
Issuance of common stock for other services                                  55,314
Issuance of common stock for conversion of                                   42,000
debt
Net loss year ended February 28, 2001                                    (2,706,361)
                                           --------------              --------------
Balance, February 28, 2001                                               (1,484,880)

Amortization of deferred compensation                                        16,666
Issuance of common stock in a private                                        14,000
placement ($.16 per share)
Issuance of common stock in a private                                        20,000
placement ($.20 per share)
Issuance of common stock in a private                                        10,000
placement ($.22 per share)
Issuance of common stock in a private                                       142,667
placement ($.12 per share)
Issuance of common stock in a private                                        10,000
placement ($.02 per share)
Issuance of common stock in lieu of interest                                 33,424
Issuance of common stock for other investments                               25,000
Issuance of common stock for conversion of debt                             401,628
Issuance of common stock for services                                       534,169
Net loss year ended February 28, 2002                                      (420,739)
Foreign currency translation adjustment        12,600                        12,600
                                           --------------             ---------------
Balance, February 28, 2002                     12,600                      (685,461)
                                           ==============             ===============

              Read the accompanying notes to financial statements,
            which are an integral part of this financial statement.

                      INTERNET VIP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
      FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001

                                                                    Twelve months ended
                                                               February 28,     February 28,
                                                               -----------------------------
                                                                   2002            2001
                                                               --------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                 $ (420,739)   $(2,706,361)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
           Depreciation                                              114,000        128,659
           Amortization of employee stock based compensation          16,666         83,334
           Stock issued for marketing services                       154,000        214,433
           Stock issued for consulting services                       19,000         55,314
           Stoc k issued for software development                    150,000              -
           Stock issued for other services                           211,150              -
           Stock issued for interest                                  33,443         47,705
           Write down of impaired software                            14,375              -
           Loss on Abandoned property - continued operations          54,617              -
           Loss on Abandoned property - discontinued operations       69,589              -
           Loss on Investments                                       144,276              -
           Change in Comprehensive income                            (12,600)             -

Changes in Operating assets and liabilities:
           Receivables and other assets                              365,546       (365,127)
           Accounts payable and other liabilities                 (1,104,855)     1,648,705
                                                               --------------   ------------

Net cash provided by/(used in) operating activities                 (191,532)      (893,338)


CASH FLOWS FROM INVESTING ACTIVITIES:

Loss on investment                                                   (27,662)             -
Purchase of Property and equipment                                   (33,181)      (130,176)
                                                               --------------   ------------

Net cash provided by/(used in) investing activities                  (60,843)      (130,176)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Stockholder's capital contribution, net                            196,667        659,900
  Convertible debentures                                                   -        200,100
  Short-term borrowing, net                                           28,250        166,321
                                                               --------------   ------------

Net cash provided by/(used in) financing activities                  224,917      1,026,321
                                                               --------------   ------------


Net increase (decrease) in cash and cash equivalents                 (27,459)         2,807
Cash and cash equivalents, beginning of period                        27,480         24,673
                                                               --------------   ------------

Cash and cash equivalents, end of period                                $ 22       $ 27,480
                                                               ==============   ============


Supplemental Schedule of noncash investing and financing activities:

Common stock issued in settlement of accrued liabilities
Common stock issued for investment                                    25,000
Shares issued to extinguish short term borrowings                    122,400         42,000
Common stock issued pursuant to employment agreement                                100,000


              Read the accompanying accounting notes to financial statement, which are an integral part of this financial statement.

                               INTERNET VIP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Internet VIP, Inc. (the "Company") was incorporated in the State of Delaware on November 13, 1998. The Company was formed to sell long distance international telephone services using the technology, Voice over Internet Protocol ("VoIP"). The Company also operated through a wholly owned Canadian subsidiary corporation, IVIP Telcom Canada Inc., which dissolved through the Canadian bankruptcy system on or about October 25, 2001.

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

The accompanying financial statements reflect Internet VIP, Inc. is no longer considered to be in the development stage. From inception (November 13, 1998) through February 28, 2001, The Company was considered to be in the development stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions. Every effort is made to ensure the integrity of such estimates.

Fair value of Financial Instruments
     The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values because of the immediate or short-term maturity of these financial instruments.

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

                               INTERNET VIP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Repairs  and  maintenance  are  charged  to  operations  as  incurred,  and expenditures for significant improvements are capitalized. The cost of property and equipment retired or sold, together with the related accumulated depreciation, are removed from the appropriate asset and depreciation accounts, and the resulting gain or loss is included in operations.


Impairment of long-lived assets:
     Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value shall be based on the best information available in the circumstances. The estimate of fair value shall consider prices for similar assets and the results of valuation techniques to the extent available in the circumstances. Valuation techniques include the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, option-pricing models, matrix pricing and fundamental analysis.

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

                               INTERNET VIP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements:
     The Statement of Financial Accounting Standards Board (SFAS) No. 141, "Business Combinations," was issued by the Financial Accounting Standards Board (FASB) in July 2001. This Statement establishes standards for accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This Statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, "Business Combinations" as well as Financial Accounting Standards Board Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

     The Statement of Financial Accounting Standards Board (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued by the Financial
     Accounting Standards Board (FASB) in July 2001. This Statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisitiion. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment, for fiscal years beginning after October 31, 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets." The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

     The Statement of Financial Accounting Standards Board (SFAS) No. 143, "Accounting for Asset Retirement Obligation," was issued by the Financial Accounting Standards Board (FASB) in August 2001. This Statement will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. This Statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

     The Statement of Financial Accounting Standards Board (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued by the Financial Accounting Standards Board (FASB) in October 2001. This Statement provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This Statement is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the effect of the adoption of this statement.

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment, net consists of the following:

                                     February 28,               February 28,
                                        2002                        2001
                                   ----------------         ------------------

Office Furniture  .   .   .        $    -                    $    4,505
Equipment .   .   .   .   .          244,804                    403,312
Software .   .   .   .   .              -                       102,019
                                   ----------------         ------------------

                                     244,804                    509,836
Less:  Accumulated depreciation      162,033                    128,659
                                   ----------------         ------------------
                                   $  82,771                 $  381,177

In December 2001, the Company closed its office in Montreal, Canada. Office furniture and some computer equipment in that office was abandoned. A loss of $605 was recognized on the abandonment of office furniture which is the net amount of original cost of $4,505 less $3,900 of accumulated depreciation. A loss of $87,193 was recognized on the abandonment of equipment.

                               INTERNET VIP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED)

At February 28, 2002, net capitalized software costs of $14,375 were written down to zero. The Company wrote down this amount based on a determination that the capitalized software costs were impaired. This determination was based on projected future cash flows of zero since the Company's revenue has sharply declined and no contracts with clients.

NOTE 4 - SHORT TERM BORROWINGS

The Company has received loans from an affiliated company (an entity owned by a shareholder). These loans bear 10% interest per annum on the outstanding balance. At February 28, 2002 the balance due, including interest was $32,471.

On February 1, 2000, the Company entered into a $30,000 loan agreement with a nonaffiliated party for an initial period of six months which has been extended indefinitely. The loan bears interest of 5% per month, payable in cash or 6,000 common shares of the Company, at the Company's option. The loan is convertible at any time, at the lender's option, in whole or in part, to common shares of the Company at a conversion rate of $0.25 per share. The interest expense resulting from the beneficial conversion feature has been charged to the statement of operations for the years ended February 28, 2002 and 2001. Substantially all of the Company's assets are pledged to guarantee the repayment of the loan. The balance of the loan at February 28, 2002 was $30,000.

On March 14, 2000, the Company entered into a $25,000 loan agreement with a nonaffiliated party for an initial period of three months which has been extended indefinitely. The loan bears interest of 15% per annum, payable in cash or common shares of the Company, at the Company's option, at a conversion rate of 1 share for $0.0625 of interest. The loan is convertible at any time, at the lender's option, in whole or in part, to common shares of the Company at a conversion rate of $0.25 per share. The interest expense resulting from the beneficial conversion feature has been charged to the statement of operations for the year ended February 28, 2002 and 2001 Substantially all of the Company's assets are pledged to guarantee the repayment of the loan. The balance of the loan at February 28, 2002 was $20,000.

On June 15, 2000, the Company entered into an agreement to borrow up to $150,000 from a nonaffiliated party. The repayment of the total amount borrowed is due on February 28, 2001 which has been extended indefinitely. The loan bears interest of 10% per annum, payable in common shares of the Company at a conversion rate of 20 shares per $1,000 of the average monthly outstanding loan balance. The interest expense resulting from the beneficial conversion feature has been charged to the statement of operations for the year ended February 28, 2002 and 2001. Substantially all of the Company's assets are pledged to guarantee the repayment of the loan. In November 2001, the outstanding loan balance of $102,400 was settled with the issuance of 5 million shares of common stock.

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

                               INTERNET VIP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6  - LOSS ON INVESTMENT

In June 2001, the Company issued 2 million shares in exchange for 1 million shares of InterCaribe Telecom, Inc., a Canadian company. InterCaribe Telecom was marketing communication services in the Caribbean. The transaction was valued at $25,000 USD. The Company also advanced an additional $27,662 USD to InterCaribe Telecom since June 2001. At February 28, 2002 the Company determined that the investment in InterCaribe Telecom had been impaired, due to fact that InterCaribe had no operations and appeared not to have plans for future operations. The entire amount of $52,662 USD has been written off.

The Company has advanced monies in the amount of $196,607 to their joint venture in Moscow, Russia. At February 28, 2002, the Company determined that the investment in the joint venture in Moscow had been impaired based on limited potential of future cash flows and no contracts with clients, deeming the advances uncollectible. The entire amount of $196,607 has been written off as a loss.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

In December 1998 the Company entered into a 4 year consulting agreement with the Nais Corp., a shareholder, according to which Nais Corp. will provide the Company with financial and business public relation consulting services in consideration for $6,000 USD per month. In accordance to the agreement, commitment will start when the Company reaches certain amounts of revenue as defined in the agreement. Nais Corp. claims that it is owed approximately $240,000 USD at February 28, 2002. Prior management believed that this claim had no merit based on the limited revenue generation not meeting the minimum requirements of the agreement. Mr. Jack Ehrenhaus, managing director of Nais Corp. is also the current president of Internet VIP, Inc., and believes at February 28, 2002 the claim has merit. The financial statements reflect an accrued liability of approximately $240,000 as consulting expense.

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $420,739 and $2,706,361 for the twelve months ended February 28, 2002 and February 28, 2001. As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $191,532 and $893,338 for twelve months February 28, 2002 and February 29, 2001. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($1,891,439). Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. The Company is aggressively pursuing a merger agreement which will bring a cash infusion, restructuring and forward looking business plan.

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

                               INTERNET VIP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTIES

In September 2001, the Company issued 1,100,000 shares of common stock to its President, Vice President and an administrative person in settlement of accrued unpaid wages in the amount of $156,735.24.

In September 2001, the Company issued 500,000 shares of common stock to a shareholder for settlement of accrued liabilities totaling $27,500 USD.

In February 2002, the Company issued 1,500,000 shares of common stock to its President and Vice President in settlement of accrued unpaid wages in the amount of $45,996 and loans to the Company in the amount of $20,000.

The Company received investment relations services from an affiliated company (a shareholder). Fees for such services which totaled $44,000 and $38,105 for the years ending February 28, 2002 and 2001 respectively.

NOTE 11 - SHAREHOLDER'S EQUITY

The Company issued 87,500 shares of common stock in a private placement for $14,000.

The Company issued 100,000 shares of common stock in a private placement for $20,000.

The Company issued 46,083 shares of common stock in a private placement for $$10,000.

The Company issued 1,198,882 shares of common stock in a private placement for $142,667.

The Company issued 600,000 shares of common stock in a private placement for $10,000.

The Company issued 130,432 shares of common stock in settlement of interest expense in the amount of $33,424.

The Company issued 2 million shares of common stock in exchange for 1 million shares of InterCaribe Telecom, Inc., a Canadian company. InterCaribe Telecom was marketing communication services in the Caribbean. The transaction was valued at $25,000 USD.

The Company issued 8,600,000 shares of common stock in settlement of debt and accrued liabilities totaling $401,628.

The Company issued 7,853,403 shares of common stock for services rendered totaling $534,169.

NOTE 12 - SUBSEQUENT EVENTS

Pursuant to a Acquisition of Assets and Change of Control Agreement dated April 11, 2002 (the "Agreement"), between Internet VIP, Inc. (the Company) and NewTech Group International, Inc. of Blainville, Quebec, Canada, (NewTech) it is the intention of the Company to re-organize the capitalization of the Company by reverse splitting the common stock in a ratio of one new share for each twenty of the current shares. The Company will also amend its corporate charter to change its name to NewTech Brake Corp.

Prior to closing the Agreement, the Company will effectively reverse split its common shares in a ratio of twenty (20) to one (1). The current business, which would include the assets, liabilities (except for outstanding debts not to exceed $200,000) and current operations, will be spun-off to a newly formed wholly-owned subsidiary of the Company ("Newco"). At that time, existing shareholder's of the Company will be issued all of the equity (shares) of Newco as part of a tax-free reorganization.

                               INTERNET VIP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

At closing, NewTech will transfer all of their interests in certain patents, and rights of certain automotive technologies specifically related to the brake system in heavy vehicle markets (the "Newtech Interests") to the Company. In consideration for its receipt of all of the Newtech Interests, the Company will issue to Newtech, approximately 45 million common shares which will equate to approximately 95% of the then-outstanding Common Shares of the Company, calculated on a fully-diluted basis.

The Closing of these transactions, which will take place after NewTech completes its due diligence which is anticipated to occur on or before July 1, 2002.

After the closing, Newco, the spun-off entity, expects to retain its current management and continue its present telecom operations at their current business location.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Yvon Rancourt                  Chairman              Date: June 11, 2002
------------------------
Yvon Rancourt

/s/Claude Rancourt                Director, Secretary   Date: June 11, 2002
------------------------
Claude Rancourt

/s/Denis Gamache                  Director/Interim CEO  Date:  June 11, 2002
------------------------
Denis Gamache

/s/Marc-Antoine Gratton           Director              Date:  June 11, 2002
------------------------
Marc-Antoine Gratton