Form 10QSB
period 2002-05-31
INTERNET VIP INC
filed 2002-07-15
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

           [X] Quarterly report pursuant to Section 13 or 15(d) of The
                         Securities Exchange Act of 1934

                   For the quarterly period ended May 31, 2002

    [ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act

                         Commission file number 0-26949

                               NewTech Brake Corp.
        (exact name of small business issuer as specified in its charter)

                                    Delaware
                         (State or other jurisdiction of
                         incorporation or organization)

                                   11-3500919
                        (IRS Employer Identification No.)

              779 Industrial Blvd., Blainville, QC, Canada J7C 3V3
                    (Address of principal executive offices)

                                 (450) 434-6432
                         (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of May 31, 2002 the Registrant had 49,822,337 shares of its Common Stock Outstanding.

Transitional Small Business Disclosure Format: YES [ ] NO [X]

                              Index to Form 10-QSB
                       For the Quarter ended May 31, 2002

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Balance Sheet as of May 31, 2002

     Statement of Income for the three months ended May 31, 2002 and 2001

     Statement of Cash Flows for the three months ended May 31, 2002 and 2001

     Notes to the Financial Statements for the three months

     Ended May 31, 2002

Item 2. Management's Discussion and Analysis

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Item 1. Financial Statements (Unaudited)

                      NEWTECH BRAKE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 AT MAY 31, 2002

                                   (UNAUDITED)

                                     Assets

Current assets
     Cash and cash equivalents                                  $85
     Other receivables                                        6,584
                                                           --------
       Total current assets                                   6,669
Property and equipment, net                                  62,370
                                                           --------
       Total assets                                          69,039
                                                           ========

                      Liabilities and Shareholders' Equity

Current Liabilities
     Accounts payable and accrued liabilities               541,706
     Short term borrowings (principally related parties)     84,472
                                                           --------
       Total current liabilities                            626,178

Long Term Debt                                              187,500
                                                           --------
       Total Liabilities                                    813,678

Shareholders' Equity
     Common Stock, $.0001 par value; authorized 50,000,000    4,982
          shares; issued and outstanding - 49,852,337
     Paid in Capital                                      4,139,544
     Accumulated Deficit                                 (4,889,165)
                                                         -----------
       Total Shareholder's Equity                          (744,639)
                                                         -----------

        Total liabilities and shareholder's equity           69,039
                                                         ==========

         Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.

                      NEWTECH BRAKE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001

                                     Three months ended
                                   May 31,          May 31,
                                    2002              2001
                                  ----------        ----------
Revenues                            $    -         $ 91,725

Cost of Sales                       20,400          158,421
                                  ----------        ----------
Gross Loss                          20,400           66,696

Operating expenses:
       Marketing                        -            94,000
       Salaries and payroll related    500           20,466
       Professional Fees            64,625          105,171
       Travel                           -             3,907
       Rent                             -                -
       Selling, general and
         administrative expenses    12,820              671
                                  ----------        ----------
          Total operating expenses  77,945          224,215

          Loss before other
            income (expense)        98,345          290,911

Other expense:
       Interest expense              5,888           25,354
       Foreign exchange gain (loss)     (7)             742
                                  ----------        ----------
          Total other expense        5,881           26,096
                                  ----------        ----------
Loss from continuing operations    104,226          317,007

Discontinued operations:

      Loss on disposal of
          discontinued subsidiary        -          581,903
                                  ----------        ----------
Net loss                           104,226          898,910
                                  ==========        ==========
Basic weighted average common
       shares outstanding         34,951,305       24,927,072
                                  ==========       ==========
Basic Loss per common share      $  0.0030           $ 0.0361
                                  ==========       ==========

         Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.

                      NEWTECH BRAKE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001

                                              Three months ended
                                           May 31,          May 31,
                                            2002              2001
                                       -------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                       $ (104,226)      $ (898,910)
Adjustments to reconcile net
     income (loss) to net cash used
     in operating activities:
            Depreciation                    20,400           41,950
            Amortization of employee
            stock based compensation           -             16,666
            Stock issued for marketing
            services                           -             75,000
            Stock issued for consulting
            services                        40,000           94,000
            Stock issued for interest          -             20,352

Changes in Operating assets and liabilities:
            Receivables and other
            current assets                   1,632          133,546
            Accounts payable and
            other liabilities               40,257          541,704
                                          ----------       ----------
Net cash provided by/(used in)
     operating activities                   (1,937)          24,308

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and equipment             -                 61
                                          ----------       ----------
Net cash provided by/(used in) investing
     activities                                -                 61

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Stockholder's capital contribution, net      -
54,000
  Convertible debentures                       -                -
  Short-term borrowing, net                 2,000           (46,380)
                                          ----------       ----------
Net cash provided by/(used in)
  financing activities                      2,000             7,620
                                          ----------       ----------
Net increase (decrease) in cash and
  cash equivalents                             63            31,989
Cash and cash equivalents, beginning
   of period                                   22           27,480
                                         ----------        ----------
Cash and cash equivalents, end of period   $   85         $ 59,469
                                         ==========        ==========

                      NEWTECH BRAKE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001 (CONT.)

                                              Three months ended
                                           May 31,          May 31,
                                            2002              2001
                                       -------------     --------------

Supplemental Schedule of noncash investing and financing activities:

Common stock issued for noncash
   consideration                                -          100,000
Warrants issued for non-cash
   equipment purchase                           -           30,000
Shares issued to extinguish
   short term borrowings                        -           42,000
Common stock issued pursuant to
   employment agreement                         -          100,000

         Read the accompanying accounting notes to financial statement, which are an integral part of this financial statement.

                              NEWTECH BRAKE CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                  MAY 31, 2002

NOTE 1 -BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of NewTech Brake Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         These financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the fiscal year ended February 28, 2002 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies. Management believes that the Company's revenue recognition practices are in conformity with the guidelines of SAB 101.

                              NEWTECH BRAKE CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  MAY 31, 2002

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

NOTE 4 - GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $104,226 and $898,910 for the three months ended May 31, 2002 and May 31, 2001 (unaudited).

         As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $1,937 and positive cash flows of $24,308 for the three months periods ended May 31, 2002 and May 31, 2001 (unaudited). To date, this has been financed principally through the issuance of common stock for cash consideration of $1,891,439 (unaudited).

         Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. The Company is aggressively pursuing a merger agreement which will bring a cash infusion, restructuring and forward looking business plan (See note
6).

NOTE 5 - STOCKHOLDER'S EQUITY

         In May 2002, the Company issued 4,000,0000 shares of common Stock in settlement for consulting services in the amount of $40,000.

NOTE 6 - RE-ORGANIZATION OF THE COMPANY

         During the quarter ended May 31, 2002, the Company entered into an Agreement with NewTech Group International Inc. of Blainville, Quebec, whereby the Company will undergo a change in control and a change in business orientation (the "Agreement"). The Company's primary business was providing long distance services between Eastern European countries and the rest of the world. After nearly three years of building and developing this network and the expenditure of over two million dollars, the Company still has only minimal revenues and has not as yet reached profitability. Given the intensive competition in the telecom business, the future is not as promising as when the Company initially undertook this project. Therefore, the Board of Directors decided to seek out other ventures in addition to its telecom business. NewTech is an accomplished research and development company that has developed various technologies related to brake systems for heavy vehicles, trucks, busses, trailers and electronics industry, and is the owner of patents, licenses and rights to these technologies. As NewTech seeks to commercialize and market products produced from these technologies, it is the intention of the new Board to enter into an agreement that will sell and transfer rights to some of these technologies to the Company.

         To be able to complete the contemplated agreement, it is the Intention of the Company to re-organize the capitalization of the Company by reverse splitting the common stock in a ratio of one new share for each twenty of the current shares. The Company will also amend its corporate charter and change its name to NewTech Brake Corp.

         Pursuant to the Agreement, at the closing, and after the reverse split of the stock, the Company will issue to NewTech Group International Inc. a preliminary payment of not less than 30,000,000 shares of common stock which shall constitute approximately 92% of the number of Common Shares to be outstanding immediately following the Closing, on a fully-diluted basis, and the current business of the Company will be spun-off to a newly formed wholly-owned subsidiary of the Company ("Newco"), all of the equity of which will be transferred to the current stockholders of the Company.

         The steps that will be taken to complete these transactions, all of which will be deemed to take place simultaneously, are (1) except for an obligation to repay outstanding debts not to exceed $200,000 -- which obligations will be retained and satisfied by the Company at the closing of the transactions contemplated by the Agreement (the "Closing") - the Company will transfer to Newco all of the assets and liabilities of the Company; (2) the Company will transfer all of the Common Shares of Newco to the then-current stockholders of the Company as part of a tax-free reorganization; (3) the Company will implement a reverse split in the ratio of 20:1. (4) NewTech Group International Inc. will sell to the Company, by way of a licence, the rights of sale, manufacturing and distribution of the heavy vehicle braking system for North America (the "NewTech Interests"); (5) in consideration for its receipt of the NewTech Interests, the Company will issue to NewTech Group International Inc. approximately 92% of the then-outstanding Common Shares of the Company, calculated on a fully-diluted basis. The Closing of these transactions, which will take place after compliance with the federal securities laws, is anticipated to occur on or before July 1, 2002.

         After the Closing, Newco expects to continue the present telecom business Operations of the Company at the Company's current business location, using the Company's corporate name and logo.

         The present public company, of which approximately 92% of the Common Shares will then be owned by NewTech Group International Inc., will change its corporate name and its trading symbol.

                              NEWTECH BRAKE CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  MAY 31, 2002

         Pursuant to the Agreement, NewTech exercised its right to designate a majority of the Board of Directors of the Company effective ten days after the Information Statement was mailed to shareholders ("the NewTech Designees").

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

Overview

         The Company, (hereafter, the "Company" or "IVIP") was formed in November, 1998, under the name Internet VIP, Inc. to sell long distance international telephone services using the new technology, Voice over Internet Protocol ("VoIP"). From its controlling Switching Center in New York, calls were routed from anywhere in North America to anywhere in the world using VoIP technology.

         IVIP originally established its business presence in Montreal, with the opening of an office at 1155 University St., Suite 602 in February, 1999. The Montreal office was closed in December 2001 and the Company's worldwide headquarters and the hub of its telecommunications network are now at 94 Washington Ave., Lawrence, NY.

         Since inception, the Company completed private offerings in which it netted approximately $1,900,000. The bulk of the proceeds were used to purchase and install equipment for its facilities in Moscow, and now New York, to finance trips to develop the Company's business in Russia, and network leasing costs.

         As discussed in Note 6 of the Financial Statements, at the beginning of the previous fiscal year ended February 28, 2002, the Company was confident that it could realize the goals that it had set for itself, but, as the year progressed, and the telecommunications industry declined, mainly due to overcapacity, the Company realized that, not only would the goals not be met, but that it was faced with a diminishing market for the foreseeable future.

         At that time, the Company began looking for a merger partner for itself, or other business ventures. After studying the possibilities available, the Company finally signed an Asset Transfer and Change of Control Agreement with NewTech Group International Inc. dated April 11, 2002 (the "Agreement"), between Internet VIP, Inc. and NewTech Group International Inc. of Blainville, Quebec, Canada, ("NewTech"). It is the intention of the Company to re-organize the capitalization of the Company; amend its corporate charter to change its name to NewTech Brake Corp.; spin off its telecom business; and acquire a new licence from NewTech Group International Inc.

         Prior to closing the Agreement, the Company will effectively reverse split its common shares in a ratio of 1 new share for each 20 old shares. The current business, which would include the assets, liabilities (except For outstanding debts not to exceed $200,000) and current operations, will be spun-off to a newly formed wholly owned subsidiary of the Company ("Newco"). At that time, existing shareholders of the Company will be issued all of the equity (shares) of Newco as part of a tax-free reorganization.

         At closing, NewTech will transfer interests in certain patents, and rights of certain technologies specifically related to the brake system in heavy vehicle markets (the "Newtech Interests") to the Company. In consideration for its receipt of all of the Newtech Interests, the Company will issue to Newtech, approximately 30 million common shares which will equate to approximately 92% of the then-outstanding Common Shares of the Company, calculated on a fully-diluted basis.

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

         Effective July 1, 2002, the Company, now controlled by NewTech Group International Inc., has changed its corporate name to NewTech Brake Corp. and has obtained a new NASD Bulletin Board trading symbol (NASD OTC: BB-NWTB).

NewTech Brake Corp.

         Under the name of NewTech Brake Corp., our new business will be to identify, develop and exploit, under licenses bought from NewTech Group International Inc., opportunities to provide a new full contact disc brakes and related components to the North American and European heavy vehicle market. These new brakes are called NT brakes.

Results of Operations

Three months ended May 31, 2002 and 2001

         Lower operating expenses in the three months period ended May 31, 2002 resulted in a loss of $104,226 compared to a loss of $898,910 for the same period ended May 31, 2001.

Revenues

         During the three month period ending May 31, 2002, the Company generated no revenue from sales of products and services, compared to $91,725 for the same period ended May 31, 2001.

Operating Expenses

         During the three months ended May 31, 2002, the company incurred $77,945 in operating expenses as compared to $224,215 in the same period in 2001. The decrease was due mostly to decreases in the level of activities in anticipation of the Asset Transfer and Change of Control Agreement to be signed with NewTach.

Depreciation

         During the three month period ending May 31, 2002, the Company Incurred depreciation expense in the amounts of $20,400, compared to $41,950 for the same period in 2001.

Interest Expense

         During the three months period ending May 31, 2002, the Company Incurred interest expense of $5,888 compared to $25,354 for the same periods in 2001. The decrease in interest expense is due to the Company repaying loan proceeds received previously.

Material changes in financial condition, liquidity and capital resources

         At May 31, 2002, the Company had $85 in cash and cash equivalents Compared to $59,468 at same date in 2001. The Company had a working capital deficit of approximately $619,509 at May 31, 2002. Net cash from operating activities for the three months ended May 31, 2002 was a negative $1,937 compared to a positive $24,308 for the same period in 2001.

         Net cash used in investing activities was $nil for the three months ended May 31, 2002 compared to $61 for the three months ended May 31, 2001.

         Net cash provided by financing activities was a net of $2,000 for the three months ended May 31, 2002 and $7,620 for the same period in 2001.

         At the end of the quarter, the Company owed $84,472 to several non-affiliated Parties. In lieu of cash, interest on these loans is paid in the form of common shares.

         The monthly financial requirements for the Company, not including the cost of the leases for dedicated fibre-optic lines, and not including management and senior consultant salaries and fees, for both the New York and Moscow offices are estimated to be $20,000. At the quarter end, the Company had $85 in cash and cash equivalents.

         Management and senior consultant salaries and fees are currently approximately $12,000 per month. However, management staff had agreed to accrue their salaries indefinitely. These arrangements will be discontinued after the change of control is complete.

         Monthly payment for network lines began upon successful Installation of our equipment and operating of the two centers. This occurred around December 1, 1999. These have been cancelled during the fiscal year ended February 28, 2002.

         IVIP has no plans to conduct any research and development nor to expend any additional funds on plant and equipment in the near term, except as indicated above. The Company does not anticipate realizing any income from the sale of any plant or significant equipment.

                                    PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

During the quarter ended May 31, 2002, the Company issued 4,000,000 shares of common stock in settlement of consulting services in the amount of $40,000

Item 3. Defaults Upon Senior Securities

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

INTERNET VIP, INC.



By: /s/Yvon Rancourt
       Yvon Rancourt, Chairman of the Board


July 3, 2002