Form 10QSB
period 2002-08-31
INTERNET VIP INC
filed 2002-10-21
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

      For the quarterly period ended August 31, 2002

| | Transition report pursuant to Section 13 or 15(d) of the Exchange Act Commission file number 0-26949

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days.    |X| YES   | | NO

As of October 14, 2002, the Registrant had 33,979,872 shares of its common stock outstanding.


Transitional Small Business Disclosure Format: YES  | |    NO  |X|

                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED AUGUST 31, 2002

                                                                            PAGE

PART I.     FINANCIAL INFORMATION

   Item 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            Balance Sheet as of August 31, 2002                                1

            Statement of Operations for the six-month periods ended August     2
              31, 2002 and 2001

            Statement of Cash Flows for the six-month periods ended August     3
              31, 2002 and 2001

            Notes to the Financial Statements for the six-months period        4
              ended August 31, 2002

   Item 2.  Management's Discussion and Analysis                               8

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 10

   Item 2.  Changes in Securities                                             10

   Item 3.  Defaults Upon Senior Securities                                   10

   Item 4.  Submission of Matters to a Vote of Security Holders               10

   Item 5.  Other Information                                                 10

   Item 6.  Exhibits and Reports on Form 8-K                                  10

ITEM 1. FINANCIAL STATEMENTS


                               NEWTECH BRAKE CORP.
                           CONSOLIDATED BALANCE SHEET
                               AT AUGUST 31, 2002

                                   (UNAUDITED)

                                 Assets

Current assets
  Other receivables                                                  7,234
                                                                ----------
   Total current assets                                              7,234

Property and equipment, net                                         41,970

Licenses                                                        11,960,000
                                                                ----------
   Total assets                                                 12,009,204
                                                                ==========

                      Liabilities and Shareholders' Equity

Current Liabilities
  Bank overdraft                                                     3,018
  Accounts payable and accrued liabilities                         485,282
  Short term borrowings (related parties)                           51,819
  Note payable on licenses acquisition (related party)           5,960,000
                                                                ----------
   Total current liabilities                                     6,500,119

Long Term Debt                                                     192,600
                                                                ----------
   Total Liabilities                                             6,692,719

Shareholders' Equity
  Common Stock, $.0001 par value; authorized
   50,000,000 shares; issued                                         3,276
   and outstanding - 32,789,395
  Paid in Capital                                               10,258,941
  Accumulated Deficit                                          (4,945,732)
                                                                ----------
   Total Shareholder's Equity                                    5,316,485
                                                                ----------
   Total liabilities and shareholder's equity                   12,009,204
                                                                ==========


Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.

                               NEWTECH BRAKE CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE SIX-MONTH PERIODS ENDED AUGUST 31, 2002 AND 2001
                                   (UNAUDITED)
                                                            SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                               AUGUST 31,                         AUGUST 31,
                                                               ----------                         ----------
                                                         2002              2001              2002             2001
                                                         ----              ----              ----             ----
Revenues                                              $       -       $   391,113           $     -       $  299,388

Cost of Sales                                            40,801           314,134            20,401          155,713
                                                       --------        ----------           -------       ----------
Gross Profit (loss)                                     (40,801)           76,979           (20,401)         143,675

Operating expenses:
  Marketing                                                   -           946,416                 -          852,416
  Salaries and payroll related                              514           116,871                14           96,405
  Professional Fees                                      72,244           210,256             7,619          105,085
  Travel                                                      -            14,404                 -           10,497
  Selling, general and administrative
    expenses                                             28,718             3,083            15,898            2,412
                                                      --------        ----------           -------       ----------
    Total operating expenses                            101,476         1,291,030            23,531        1,066,815

Loss before other income (expense)                     (142,277)       (1,214,051)          (43,932)        (923,140)

Other income (expense):
  Interest expense                                      (11,310)          (35,417)           (5,422)         (10,063)
  Foreign exchange gain (loss)                           (7,359)            1,202            (7,366)           1,944
                                                       --------        ----------           -------       ----------
    Total other income (expense)                        (18,669)          (34,215)          (12,788)          (8,119)
                                                       --------        ----------           -------       ----------

Loss from continuing operations                        (160,946)       (1,248,266)          (56,720)        (931,259)

Discontinued Operations:
  Loss from operations of discontinued subsidiary             -          (775,549)                -         (193,645)
                                                       --------        ----------           -------       ----------

Net result from discontinued subsidiary                       -          (775,549)                -        (193,645)
                                                       --------        ----------           -------       ----------

Net Loss                                               (160,946)       (2,023,815)          (56,720)      (1,124,904)
                                                       ========        ==========           =======       ==========

Basic weighted average common shares outstanding     17,916,520        27,537,766
                                                     ==========        ==========

Basic and diluted Loss per common share             $  (0.0090)      $   (0.0735)
                                                     ==========        ==========


Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.

                               NEWTECH BRAKE CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX-MONTH PERIODS ENDED AUGUST 31, 2002 AND 2001
                                   (UNAUDITED)
                                                                                          SIX MONTHS ENDED
                                                                                     AUGUST 31,       AUGUST 31,
                                                                                     ----------       ----------
                                                                                        2002             2001
                                                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                          $  (160,946)    $ (2,023,815)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                         40,801          159,450
    Amortization of employee stock based compensation                                         -           16,666
    Stock issued for marketing services                                                       -          852,000
    Stock issued for consulting services                                                 40,000          243,750
    Stock issued for interest                                                                 -           25,412
  Changes in Operating assets and liabilities:
    Receivables and other current assets                                                    981          248,200
    Accounts payable and other liabilities                                               71,024          316,464
                                                                                    -----------     ------------
      Net cash provided used in operating activities                                     (8,140)        (161,873)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property and equipment                                                          -          (17,266)
                                                                                    -----------     ------------
      Net cash provided by/(used in) investing activities                                     -          (17,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
    Bank overdraft                                                                        3,018                -
  Stockholder's capital contribution, net                                                     -          196,667
  Convertible debentures                                                                  5,100                -
  Short-term borrowing, net                                                                   -          (41,676)
                                                                                    -----------     ------------
    Net cash provided by financing activities                                             8,118          154,991
                                                                                    -----------     ------------

    Net decrease in cash and cash equivalents                                               (22)         (24,148)

  Cash and cash equivalents, beginning of period                                             22           27,480
                                                                                    -----------     ------------

  Cash and cash equivalents, end of period                                          $         -       $    3,332
                                                                                    ===========     ============

  Supplemental Schedule of noncash investing and financing activities:
    Common stock issued for repayment of accounts payable                                54,499                -
    Common stock issued for repayment of short term borrowings                           65,192                -
    Common stock issued in payment of licenses                                        6,000,000                -
    Common stock issued for investment                                                        -          300,000

Read the accompanying accounting notes to financial statement, which are an integral part of this financial statement.

                               NEWTECH BRAKE CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 AUGUST 31, 2002


NOTE 1 -BASIS OF PRESENTATION

The accompanying  unaudited  consolidated  financial statements of Newtech Brake
Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. These consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended February 28, 2002 included under the former name of the company, Internet VIP, Inc.'s Form 10-KSB filed with the Securities and Exchange Commission.

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


NOTE 2 - ACCOUNTING POLICIES

LICENSES:   Licenses  are   accounted  for  at  cost  and  are  amortized  on  a
straight-line basis over a ten-year period. Amortization of July 1, 2002 licenses acquisition will be accounted for starting on March 1, 2003.


NOTE 3 - REVENUE RECOGNITION

Due to the reorganization and the new operations of the Company, the Company's source of revenues will be generated from sales of breaking systems. Presently, no revenues from the sales of breaking systems have been accounted for by the corporation (see note 7 for a description of the new operations of the Company).

The Company's prior sources of revenues were in the form of sales from prepaid calling cards, dedicated line rentals, and sales from telephone line usage on a time basis. Revenues from prepaid calling cards are recognized when the calling cards are used, any unused time is considered deferred revenue. Revenues from line rentals are recognized over the contractual life of the line rental agreement. Revenues from sales from telephone line usage are recognized when the line is used. (see note 6 for a description of the new operations of the company)

                               NEWTECH BRAKE CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 AUGUST 31, 2002


In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies. The company management believes that current and prior revenue recognition practices are in conformity with the guidelines Of SAB 101.


NOTE 4 - NET LOSS PER SHARE

Loss per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic loss per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted loss per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Options and warrants are not considered in calculating diluted loss per share since considering such items would have an anti-dilutive effect.


NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $160,946 and $2,023,815 for the six-month periods ended August 31, 2002 and 2001, and a net loss of $56,720 and $1,124,904 for the three-month periods ended at that date (unaudited).

As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $8,140 and $161,873 for the six-month periods ended August 31, 2002 and 2001 (unaudited). Negative cash flows from investing activities amounted to $17,266 for the six-month period ended August 31, 2001. No investing activities incurred during the six-month period ended August 31, 2002. To date, this has been financed principally through the issuance of common stock for cash consideration of $1,891,439 (unaudited). Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.


NOTE 6 - STOCKHOLDER'S EQUITY

In May 2002, the Company issued 4,000,0000 shares of common stock in settlement for consulting services in the amount of $40,000. In July 2002, the Company issued 30,000,000 shares of common stock in preliminary payment on purchase of licenses for an amount of $6,000,000.

In July 2002, the Company issued 281,750 shares of common stock in settlement of liabilities of $113,421.

In August 2002, the company issued 16,500 shares of common stock in settlement of liabilities of $6,270.

                               NEWTECH BRAKE CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 AUGUST 31, 2002


NOTE 7 - RE-ORGANIZATION OF THE COMPANY

During the quarter ended May 31, 2002, the Company entered into an agreement with NewTech Group International Inc. of Blainville, Quebec, whereby the Company underwent a change in control and a change in business orientation. The Company's primary business was providing long distance services between Eastern European countries and the rest of the world. After nearly three years of building and developing this network and the expenditure of over two million dollars, the Company still had only minimal revenues and had not as yet reached profitability. Given the intense competition in the telecom business, the future was not as promising as when the Company initially undertook this project. Therefore, the Board of Directors decided to seek out other ventures in addition to the Company's telecom business. NewTech Group International Inc. ("NewTech") is an accomplished research and development company that has developed various technologies related to brake systems for heavy vehicles and is the owner of patents, licenses and rights to these technologies. As NewTech sought to commercialize and market products produced from these technologies, it was the intention of NewTech's Board of Directors to enter into an agreement that would sell and transfer rights to some of these technologies to the Company.

In order to complete the transactions contemplated in the agreement, the Company re-organized the capitalization of the Company by reverse splitting the common stock in a ratio of one share for every twenty shares. The Company also amended its corporate charter and changed its name to NewTech Brake Corp. The closing of these transactions took place on July 1, 2002.

Pursuant to the Agreement with NewTech, at the closing, and after the reverse split of the common stock, the Company issued to NewTech a preliminary payment of 30,000,000 shares of common stock, which constituted approximately 92% of the number of common shares outstanding immediately following the closing, on a fully-diluted basis. The current business of the Company will be discounted.

                               NEWTECH BRAKE CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 AUGUST 31, 2002

The present public company, of which approximately 92% of the outstanding common stock is owned by NewTech Group International Inc., had changed its corporate name to NewTech Brake Corp. and its trading symbol to NWTB. Pursuant to the Agreement, NewTech exercised its right to designate a majority of the Board of Directors of the Company effective ten days after the Information Statement was mailed to shareholders ("the NewTech Designees").


NOTE 8 - NEWTECH BRAKE CORP. LIABILITIES


LIABILITIES ASSOCIATED WITH DISCONTINUED INTERNET VIP OPERATIONS

Included in the August 31, 2002 financial statements of the Company are $680,259 of accounts payable, accrued liabilities, short and long terms loans associated with the discontinued former telecom business operated by Internet VIP (IVIP), the predecessor company. As of the date of the agreement, the company had $819,018 in accounts payable, accrued liabilities, short and long term loans. Under the terms of the Asset Transfer and Change in Control Agreement completed between NewTech Group International Inc. and IVIP, the former controlling shareholders of IVIP had agreed to pay, resolve or eliminate all outstanding debts of IVIP except for certain specific contractually accepted items totaling $200,000. As at July 1, 2002, the effective date of the asset transfer and change in control, IVIP had $619,018 of liabilities that were to be eliminated.

As of August 31, 2002, there remains an outstanding $619,018 of those liabilities which under the terms of the agreement were to be eliminated. NewTech and NewTech Group International Inc. management are of the opinion that these liabilities do not belong to NewTech as there was a contractual undertaking by prior IVIP management to satisfy those liabilities after the closing of the asset transfer. The prior controlling shareholders of IVIP have in fact agreed to resolve those items in the coming months. However, until those liabilities are in fact satisfied or eliminated they will remain in the accounts of NewTech as liabilities associated with discontinued operations.



NOTE 9 - SUBSEQUENT EVENTS

On October 4, 2002, the Company entered into an equity line of credit agreement with Cornell Capital Partners, L.P. Cornell Capital, subject to certain terms and conditions, will purchase up to $25 million of the Company's common stock. The term of the agreement is twenty-four months, subject to termination at the sole discretion of the Company and subject to certain events. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the Company's common stock with a fixed 3% discount to the then-current market price. As a condition of the common stock purchase agreement, the Company must file a Registration Statement and the Securities and Exchange Commission must declare it effective before Cornell Capital is obligated to purchase any common stock of the Company. There can be no assurance of how much cash the Company will receive, if any, under the equity line of credit agreement with Cornell Capital.

ITEM 2. PLAN OF OPERATIONS/MANAGEMENT DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Consolidated Financial statements and related notes that are included under Item 1. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to complete development and then market our services, competitive factors and other risk factors as stated in other of our public filings with the Securities and Exchange Commission.


OVERVIEW

At the beginning of the previous fiscal year ended February 28, 2002, as discussed in Note 7 of the August 31, 2002 Consolidated Financial Statements, management believed that the Company could realize the goals that it had set for the Company, but, as the year progressed, and the telecommunications industry declined, mainly due to overcapacity, management realized that, not only would the goals not be met, but that the Company was faced with a diminishing market for the foreseeable future.

At that time, the Company began seeking a merger partner or other business ventures. After studying the possibilities available, the Company finally signed an Asset Transfer and Change of Control Agreement with NewTech Group International Inc. on April 1, 2002.

Pursuant to the Agreement between the Company and NewTech Group International Inc. of Blainville, Quebec, Canada ("NewTech"), the Company re-organized the capitalization of the Company; amended its corporate charter to change its name to NewTech Brake Corp.; acquired a new license from NewTech.

Upon closing of the Agreement, the Company reversed split its common shares in a ratio of 1 share of every 20 shares. It is anticipated that the current telecom business of the Company will be discontinued.

Upon closing of the Agreement, NewTech transferred interests in certain patents, and rights of certain technologies specifically related to the brake system in heavy vehicle markets (the "NewTech Interests") to the Company. In consideration for the NewTech Interests, the Company issued to NewTech 30 million shares of the Company's common stock, which was approximately 92% of the then-outstanding common stock of the Company, calculated on a fully-diluted basis.

The closing of the Agreement and the contemplated transactions occurred on July 1, 2002.

In addition, pursuant to the Agreement, NewTech had the right to designate a majority of the Board of Directors of the Company effective ten days after having met certain regulatory requirements ("the NewTech Designees"). This change in the majority of the Board was completed on April 19, 2002.

Effective July 1, 2002, the Company, now controlled by NewTech changed its corporate name to NewTech Brake Corp. and obtained a new NASD Bulletin Board trading symbol (NASD OTC: BB-NWTB).


NEWTECH BRAKE CORP.

Under the name of NewTech Brake Corp., our new business will be to identify, develop and exploit, under licenses bought from NewTech Group International
Inc., opportunities to provide a new full contact disc brakes and related components to the North American and European heavy vehicle market.


RESULTS OF OPERATIONS

      SIX-MONTH PERIODS ENDED AUGUST 31, 2002 AND 2001

Lower operating expenses in the six months period ended August 31, 2002 resulted in a loss of $160,946 compared to a loss of $2,023,815 for the same period ended August 31, 2001.

      REVENUES

During the six-month period ended August 31, 2002, the Company generated no revenue from sales of products and services, compared to $391,113 for the same period ended August 31, 2001.


      OPERATING EXPENSES

During the six-month period ended August 31, 2002, the company incurred $101,476 in operating expenses as compared to $1,291,030 in the same period in 2001. This year six-month period expenses are mostly related to the reorganization of the operations.


      DEPRECIATION

During the six-month period ended August 31, 2002, the Company Incurred depreciation expense in the amounts of $40,801, compared to $159,450 for the same period in 2001 (see Note 2).


      INTEREST EXPENSE

During the six-month period ended August 31, 2002, the Company Incurred interest expense of $11,310 compared to $35,417 for the same period in 2001. The decrease in interest expense is due to the Company repaying loan proceeds received previously.


      MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2002, the Company was overdraft at the bank in the amount of $3,018, compared to cash and cash equivalents of $3,332 at same date in 2001. The Company had a working capital deficit of $6,492,885 at August 31, 2002. Negative cash flows from operating activities for the six-month period ended August 31, 2002 was $8,140 compared to $161,873 for the same period in 2001.

No investing activities incurred during the six-month period ended August 31, 2002. Net cash used in investing activities was $17,266 for the six-month period ended August 31, 2001.

Net cash provided by financing activities was a net of $8,118 for the six-month period ended August 31, 2002 and $154,991 for the same period in 2001.

At the end of the period, the Company owed $20,000 to a related party. In lieu of cash, interest on this loan is paid in the form of common shares.

On October 4, 2002, the Company entered into an equity line of credit agreement with Cornell Capital Partners, L.P. Cornell Capital, subject to certain terms and conditions, will purchase up to $25 million of the Company's common stock. The term of the agreement is twenty-four months, subject to termination at the sole discretion of the Company and subject to certain events. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the Company's common stock with a fixed 3% discount to the then-current market price. As a condition of the common stock purchase agreement, the Company must file a Registration Statement and the Securities and Exchange Commission must declare it effective before Cornell Capital is obligated to purchase any common stock of the Company. There can be no assurance of how much cash the Company will receive, if any, under the equity line of credit agreement with Cornell Capital.

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None.


ITEM 2. CHANGES IN SECURITIES

During the quarter ended August 31, 2002, the Company issued 298,250 shares of common stock in connection with the following settlements:

In July 2002, the Company issued 281,750 shares to former shareholders in payment of accounts payable and short-term borrow for a total value of $113,421;

In August 2002, the Company issued 16,250 shares to a former employee of the corporation for an amount due of $6,270.

On July 1, 2002, the Company issued to NewTech Group International Inc. 30,000,000 shares of common stock, valued at $ 0.20 per share, in connection with the Agreement: Acquisition of Assets and Charge of Control, dated April 11, 2002 between the Company and NewTech International Group, Inc.

In October 2002, we issued 1,166,667 shares of our common stock to Cornell Capital Partners, L.P. as a commitment fee in connection with an equity line of credit transaction.

In October 2002, we issued 23,810 shares of our common stock to Westrock Advisors, Inc. as a placement agent fee in connection with an equity line of credit transaction.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

EXHIBIT
NO.    DESCRIPTION                                LOCATION
---    -----------                                --------

3.1    Internet VIP, Inc.'s Certificate of        Incorporated by reference to
       Incorporation                              Exhibit 2.1 in the
                                                  Registration Statement on Form
                                                  10-SB 12G/A filed with the SEC
                                                  on August 5, 1999

3.2    Internet VIP, Inc.'s By-laws               Incorporated by reference to
                                                  Exhibit 2.2 in the
                                                  Registration Statement on Form
                                                  10-SB 12G/A filed with the SEC
                                                  on August 5, 1999

EXHIBIT
NO.    DESCRIPTION                                LOCATION
---    -----------                                --------

10.1   Lease Agreement, dated January 28, 1999,   Incorporated by reference to
       by and between V.I. Internet               Exhibit 6.1 in the
       Telecommunications Inc. and V.I.           Registration Statement on Form
       Interservices Inc.                         10-SB 12G/A filed with the SEC
                                                  on August 5, 1999

10.2   Memorandum of Understanding, dated         Incorporated by reference to
       November 25, 1998, by and between V.I.     Exhibit 6.2 in the
       Internet Telecommunications Inc. and The   Registration Statement on Form
       State Directory  "Specialized Technic and  10-SB 12G/A filed with the SEC
       Communications" of The Ministry of         on August 5, 1999
       Interior of Russian Federation

10.3   Memorandum of Understanding, dated         Incorporated by reference to
       November 25, 1998, by and between V.I.     Exhibit 6.3 in the
       Internet Telecommunications Inc. and       Registration Statement on Form
       Telecom XXI Development, LTD               10-SB 12G/A filed with the SEC
                                                  on August 5, 1999

10.4   Facilities Management Agreement, dated     Incorporated by reference to
       February 1, 1999, by and between VIP       Exhibit 6.4 in the
       Internet, Inc. and 3407276 Canada Inc.     Registration Statement on
       d/b/a Bridgepoint Enterprises              Amendment No. 2 to Form 10-SB
                                                  12G/A filed with the SEC on
                                                  April 7, 2000

10.5   Agreement, dated June 9, 1999, by and      Incorporated by reference to
       between VI Internet Telecommunications     Exhibit 6.5 in the
       Inc. and Metrocom                          Registration Statement on
                                                  Amendment No. 2 to Form 10-SB
                                                  12G/A filed with the SEC on
                                                  April 7, 2000

10.6   Letter Amendment, dated February 10,       Incorporated by reference to
       2000, to Internet VIP, Inc. from Dr. V.    Exhibit 6.3.1 in the
       Khimitchev, Chief of Scientific and        Registration Statement on
       Research Institute, "Special Technique     Amendment No. 3 to Form 10-SB
       and Communications" of the Ministry of     12G/A filed with the SEC on
       Interior of Russian Federation             May 26, 2000

10.7   Employment Agreement, dated April 2000,    Incorporated by reference to
       by and between Internet VIP, Inc. and      Exhibit 10 in the Quarterly
       Christian P. Richer                        Report on Form 10-QSB filed
                                                  with the SEC on September 27,
                                                  2000

10.8   Agreement and Plan of Merger, dated May    Incorporated by reference to
       30, 2001, by and among Internet VIP Inc.,  Exhibit 99 in the Current
       Yapalot Acquisition Corp., Yapalot         Report on Form 8-K filed with
       Communications Inc., and Yapalot           the SEC on July 5, 2001
       Communications Holdings Inc.

10.9   Consulting Agreement, dated July 5, 2001,  Incorporated by reference to
       by and between Internet VIP, Inc. and      Exhibit 4.1 in the
       Mayer Amsel                                Registration Statement on Form
                                                  S-8 filed with the SEC on July
                                                  11, 2001

10.10  Consulting Agreement, dated June 15,       Incorporated by reference to
       2001, by and among Internet VIP, Inc.,     Exhibit 4.1 in the
       Michael Tuszynski and John Delisa          Registration Statement on Form
                                                  S-8 filed with the SEC on July
                                                  30, 2001

10.11  Consulting Agreement, dated March 19,      Incorporated by reference to
       2002, by and among Internet VIP, Inc.,     Exhibit 10.1 in the
       Thom Skinner and Norbert Tauchner          Registration Statement on Form
                                                  S-8 filed with the SEC on May
                                                  29, 2002

EXHIBIT
NO.    DESCRIPTION                                LOCATION
---    -----------                                --------

10.12  Asset Transfer and Change in Control       Provided herewith
       Agreement, dated April 11, 2002, by and
       between Internet VIP, Inc. and NewTech
       Group International, Inc.

10.13  Equity Line of Credit Agreement, dated     Provided herewith
       October 4, 2002, by and between NewTech
       Brake Corp. and Cornell Capital Partners,
       LLP

10.14  Registration Rights Agreement, dated       Provided herewith
       October 4, 2002, by and between NewTech
       Brake Corp. and Cornell Capital Partners,
       LP

10.15  Escrow Agreement, dated October 4, 2002,   Provided herewith
       by and among NewTech Brake Corp., Cornell
       Capital Partners, LP, Wachovia Bank, NA
       and Butler Gonzalez LLP

10.16  Placement Agent Agreement, dated October   Provided herewith
       4, 2002, by and between NewTech Brake
       Corp. and Westrock Advisors, Inc.

16.1   Letter, dated October 16, 2000, from       Incorporated by reference to
       Arthur Andersen LLP to the SEC             Exhibit 16.1 in the Current
                                                  Report on Form 8-K filed with
                                                  the SEC on October 23, 2000

(b)   Form 8-K

None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

October 21, 2002                          NEWTECH BRAKE CORP.

                                          By:  /s/ Denis Gamache
                                              ----------------------------------
                                                Denis Gamache
                                                Chief Executive Officer
October 21, 2002


                                          By:  /s/ Yvon Rancourt
                                              ----------------------------------
                                                Yvon Rancourt
                                                Acting Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of NewTech Brake Corp. (the "Company") on Form 10-Q for the period ended August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



                                        By:  /s/ Denis Gamache
                                            ----------------------------------
                                            Denis Gamache
                                            Chief Executive Officer


                                        By:  /s/ Yvon Rancourt
                                            ----------------------------------
                                        Name:  Yvon Rancourt
                                        Title: Acting Chief Financial Officer

                          FORM OF OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

      The undersigned Chief Executive Officer of NewTech Brake Corp., hereby certifies that:

      1. he has reviewed the report;

      2. based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

      3. based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

      4. he and the other certifying officers:

         a. are responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;

         b. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

         c. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

         d.  have   presented  in  the  report  their   conclusions   about  the
effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

      5. he and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

      6. he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        /s/ Denis Gamache
                                       ----------------------------------------
                                       Denis Gamache
                                       Chief Executive Officer

                          FORM OF OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

      The undersigned Acting Chief Financial Officer of NewTech Brake Corp., hereby certifies that:

      1. he has reviewed the report;

      2. based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

      3. based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

      4. he and the other certifying officers:

         a. are responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;

         b. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

         c. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

         d.  have   presented  in  the  report  their   conclusions   about  the
effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

      5. he and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

      6. he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        /s/ Yvon Rancourt
                                       ----------------------------------------
                                       Yvon Rancourt
                                       Acting Chief Financial Officer