Form 10QSB
period 2002-11-30
NEWTECH BRAKE CORP
filed 2003-01-15
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the quarterly period ended November 30, 2002

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

As of January 13, 2003, the Registrant had 33,979,872 shares of its common stock outstanding.


Transitional Small Business Disclosure Format:  YES [ ]     NO [X]

                              INDEX TO FORM 10-QSB
                     FOR THE QUARTER ENDED NOVEMBER 30, 2002

                                                                            PAGE

PART I.        FINANCIAL INFORMATION

   Item 1.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               ---------------------------------------------

               Balance Sheet as of November 30, 2002                          1

               Statement of Operations for the nine-month periods
               ended November 30, 2002 and 2001                               2

               Statement of Cash Flows for the nine-month periods
               ended November 30, 2002 and 2001                               3

               Notes to the Financial Statements for the nine-month
               period ended November 30, 2002                                 4

   Item 2.     Management's Discussion and Analysis                           8

   Item 3.     Controls and Procedures                                       10

PART II.       OTHER INFORMATION

   Item 1.     Legal Proceedings                                             11

   Item 2.     Changes in Securities                                         11

   Item 3.     Defaults Upon Senior Securities                               11

   Item 4.     Submission of Matters to a Vote of Security Holders           11

   Item 5.     Other Information                                             11

   Item 6.     Exhibits and Reports on Form 8-K                              11

ITEM 1. FINANCIAL STATEMENTS


                               NEWTECH BRAKE CORP.
                           CONSOLIDATED BALANCE SHEET
                              AT NOVEMBER 30, 2002

                                   (UNAUDITED)

                                     Assets

Current assets
  Cash and cash equivalents                                    $    17,983
  Other receivables                                                  4,094
                                                               -----------

   Total current assets                                             22,077

Property and equipment, net                                         21,570

Prepaid financing commitment fees                                  500,000

Licenses                                                        11,960,000
                                                               -----------

   Total assets                                                $12,503,647
                                                               ===========

                      Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable and accrued liabilities                     $   244,396
  Short term borrowings (related parties)                          109,885
  Note payable on licenses acquisition (related party,
    see Note 6)                                                  5,960,000
  Current portion of long term debt                                 83,687
                                                               -----------

   Total current liabilities                                   $ 6,397,968

Long Term Debt                                                     107,983
                                                               -----------

   Total Liabilities                                           $ 6,505,951

Shareholders' Equity
  Common Stock, $.0001 par value; authorized 50,000,000
    shares; issued and outstanding - 33,979,872                      3,395
  Paid in Capital                                               10,758,822
  Accumulated Deficit                                           (4,764,521)
                                                               -----------

   Total Shareholder's Equity                                    5,997,696
                                                               -----------

   Total liabilities and shareholder's equity                  $12,503,647
                                                               ===========

  Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.

                               NEWTECH BRAKE CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
           FOR THE NINE-MONTH PERIODS ENDED NOVEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                 NINE MONTHS ENDED            THREE MONTHS ENDED
                                                    NOVEMBER 30,                  NOVEMBER 30,
                                             -------------------------    --------------------------
                                                2002           2001          2002            2001
                                             -----------  ------------    ------------   -----------
Revenues                                     $         -  $    391,113    $          -   $         -

Cost of Sales                                     61,201       394,874          20,400        80,740
                                             -----------  ------------    ------------   -----------

Gross Profit (loss)                             (61,201)       (3,761)        (20,400)      (80,740)

Operating expenses:
  Marketing                                            -       962,316               -        15,900
  Salaries and payroll related                       514       133,845               -        16,974
  Professional Fees                              116,942       214,525          44,698         4,269
  Travel                                               -        24,563               -        10,159
  Rent                                                 -         6,862               -         6,862
  Selling, general and administrative
   expenses                                       29,412         7,481             694         4,398
                                             -----------  ------------    ------------   -----------
     Total operating expenses                    146,868     1,349,592          45,392        58,562

Loss before other income (expense)             (208,069)   (1,353,353)        (65,792)     (139,302)

Other income (expense):
  Gain on write-off of liabilities               257,839             -         257,839             -
  Interest expense                              (24,286)      (45,494)        (12,976)      (10,077)
  Foreign exchange gain (loss)                   (5,220)         1,318           2,139           116
                                             -----------  ------------    ------------   -----------
     Total other income (expense)                228,333      (44,176)         247,002       (9,961)
                                             -----------  ------------    ------------   -----------

Profit (loss) from continuing operations          20,264   (1,397,529)         181,210     (149,263)

Discontinued Operations:
  Loss from operations of discontinued
    subsidiary                                         -     (775,549)               -             -
  Gain on disposal of discontinued
   subsidiary                                          -     1,763,859               -     1,763,859
                                             -----------  ------------    ------------   -----------

Net result from discontinued subsidiary                -       988,310               -     1,763,859
                                             -----------  ------------    ------------   -----------

Net Profit (loss)                                 20,264     (409,219)         181,210     1,614,596
                                             ===========  ============    ============   ===========
Basic weighted average common shares
  outstanding                                 17,781,266    31,500,486      33,384,634    35,458,320
                                             ===========  ============    ============   ===========
Basic and diluted Profit (loss) per common
  share                                      $    0.0011  $   (0.0130)    $     0.0054   $    0.0455
                                             ===========  ============    ============   ===========

          Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.

                                       2

                               NEWTECH BRAKE CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE NINE-MONTH PERIODS ENDED NOVEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                     NOVEMBER 30,   NOVEMBER 30,
                                                     ---------------------------
                                                         2002           2001
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit (loss)                                  $   20,264     $ (409,219)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
   Depreciation                                          61,201         179,697
   Foreign exchange translation                           4,170               -
   Amortization of employee stock based
    compensation                                              -          16,666
   Stock issued for compensation                              -         156,735
   Stock issued for marketing services                        -         867,900
   Stock issued for consulting services                  40,000         336,747
   Stock issued for interest                                  -          30,472
    Gain on write-off of liabilities                  (257,839)               -
  Changes in Operating assets and liabilities:
   Receivables and other current assets                   4,122     (1,075,595)
   Accounts payable and other liabilities               146,043       (273,191)
                                                     ------------   ------------
     Net cash provided by/(used in) operating
       activities                                        17,961       (169,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property and equipment                          -        (17,266)
                                                     ------------   ------------
     Net cash provided by/(used in) investing
       activities                                             -        (17,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
    Stockholder's capital contribution, net                   -         196,667
    Short-term borrowing, net                                 -        (36,679)
                                                     ------------   ------------
     Net cash provided by financing activities                -         159,988
                                                     ------------   ------------

  Net increase (decrease) in cash and cash
    equivalents                                          17,961        (27,066)

  Cash and cash equivalents, beginning of period             22          27,129
                                                     ------------   ------------

  Cash and cash equivalents, end of period           $   17,983     $        63
                                                     ============   ============

  Supplemental Schedule of noncash investing and
    financing activities:
   Common stock issued for repayment of accounts
     payable                                             54,499               -
   Common stock issued for repayment of short term
     borrowings                                          65,172               -
   Common stock issued in payment of licenses         6,000,000               -
   Common stock issued in payment of financing
     commitment fees                                    500,000               -
   Common stock issued for investment                         -         300,000

         Read the accompanying accounting notes to financial statement, which are an integral part of this financial statement.

                               NEWTECH BRAKE CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                NOVEMBER 30, 2002


NOTE 1 - BASIS OF PRESENTATION

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

NOTE 2 - LICENSES

Licenses are accounted for at cost and are amortized on a straight-line basis over a ten-year period. Amortization of July 1, 2002 licenses acquisition will be accounted for starting on March 1, 2003.

NOTE 3 - REVENUE RECOGNITION

Due to the reorganization and the new operations of the Company, the Company's source of revenues will be generated from sales of braking systems. Presently, no revenues from the sales of braking systems have been accounted for by the corporation (see note 8 for a description of the new operations of the Company).

The Company's prior sources of revenues were in the form of sales from prepaid calling cards, dedicated line rentals, and sales from telephone line usage on a time basis. Revenues from prepaid calling cards are recognized when the calling cards are used, any unused time is considered deferred revenue. Revenues from line rentals are recognized over the contractual life of the line rental agreement. Revenues from sales from telephone line usage are recognized when the line is used. (see note 8 for a description of the new operations of the company)

                               NEWTECH BRAKE CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                NOVEMBER 30, 2002


In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies. The company management believes that current and prior revenue recognition practices are in conformity with the guidelines Of SAB 101.

NOTE 4 - NET PROFIT PER SHARE

Profit or loss per common share is calculated under the provisions of SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic profit or loss per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted profit or loss per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Options and warrants are not considered in calculating diluted profit or loss per share since considering such items would have an anti-dilutive effect.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net profit of $20,264 (unaudited) for the nine month period ended November 30, 2002 which includes a one time gain of approximately $257,000 from the write-off of liabilities.

As reported on the statement of cash flows, the Company incurred positive cash flows from operating activities of $17,961 for the nine-month period ended November 30, 2002 (unaudited). The company's cash flow from operations in the current year cannot sustain the continuing operations. With no revenues being generated presently by the Company, additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

NOTE 6 - NOTE PAYABLE ON LICENSES ACQUISITION

This note will be paid with shares.

NOTE 7 - STOCKHOLDER'S EQUITY

In May 2002, the Company issued 4,000,0000 shares of common stock in payment of consulting services in the amount of $40,000. In July 2002, the Company issued 30,000,000 shares of common stock in preliminary payment on purchase of licenses for an amount of $6,000,000.

In July 2002, the Company issued 281,750 shares of common stock in settlement of liabilities of $113,421.

In August 2002, the Company issued 16,500 shares of common stock in settlement of liabilities of $6,270.

In October 2002, the Company issued 1,190,477 shares of common stock in payment of financing commitment fees in the amount of $500,000.

                               NEWTECH BRAKE CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                NOVEMBER 30, 2002


NOTE 8 - RE-ORGANIZATION OF THE COMPANY

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

Pursuant to the Agreement with NewTech, at the closing, and after the reverse split of the common stock, the Company issued to NewTech a preliminary payment of 30,000,000 shares of common stock, which constituted approximately 92% of the number of common shares outstanding immediately following the closing, on a fully-diluted basis. The current business of the Company will be discontinued.

                               NEWTECH BRAKE CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                NOVEMBER 30, 2002

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

NOTE 9 - NEWTECH BRAKE CORP. LIABILITIES

LIABILITIES ASSOCIATED WITH DISCONTINUED INTERNET VIP OPERATIONS

Included in the November 30, 2002 financial statements of the Company are $431,931 of accounts payable, accrued liabilities, short and long terms loans associated with the discontinued former telecom business operated by Internet VIP (IVIP), the predecessor company. As of the date of the agreement, the Company had $819,018 in accounts payable, accrued liabilities, short and long term loans. Under the terms of the Asset Transfer and Change in Control
Agreement completed between NewTech Group International Inc. and IVIP, the former controlling shareholders of IVIP had agreed to pay, resolve or eliminate all outstanding debts of IVIP except for certain specific contractually accepted items totaling $200,000. As at July 1, 2002, the effective date of the asset transfer and change in control, IVIP had $619,018 of liabilities that were to be eliminated.

As of November 30, 2002, there remains an outstanding $431,931 of those liabilities which under the terms of the agreement were to be eliminated. NewTech and NewTech Group International Inc. management are of the opinion that these liabilities do not belong to NewTech as there was a contractual undertaking by prior IVIP management to satisfy those liabilities after the closing of the asset transfer. The prior controlling shareholders of IVIP have in fact agreed to resolve those items in the coming months. However, until those liabilities are in fact satisfied or eliminated they will remain in the accounts of NewTech as liabilities associated with discontinued operations.

NOTE 10 - SUBSEQUENT EVENT

As of January 9, 2003, NewTech's shareholders approved an amendment to NewTech's Certificate of Incorporation increasing the authorized common stock of the Company from 50,000,000 to 200,000,000 shares and authorizing the issuance of 10,000,000 shares of preferred stock, par value $0.0001 per share.

ITEM 2. PLAN OF OPERATIONS/MANAGEMENT DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements, including statements regarding, among other things, (a) the growth strategies of NewTech Brake Corp. (the "Company"), (b) anticipated trends in the Company's industry, (c) the Company's future financing plans and (d) the Company's ability to obtain financing and continue operations. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

OVERVIEW

At the beginning of the previous fiscal year ended February 28, 2002, as discussed in Note 8 of the November 30, 2002 Consolidated Financial Statements, management believed that the Company could realize the goals that it had set for the Company, but, as the year progressed, and the telecommunications industry declined, mainly due to overcapacity, management realized that, not only would the goals not be met, but that the Company was faced with a diminishing market for the foreseeable future.

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

RESULTS OF OPERATIONS

        NINE-MONTH PERIODS ENDED NOVEMBER 30, 2002 AND 2001

Lower operating expenses and write-off of liabilities in the nine-month period ended November 30, 2002 resulted in a profit of $20,264 compared to a loss of $409,219 for the same period ended November 30, 2001.

        REVENUES

During the nine-month period ended November 30, 2002, the Company generated no revenue from sales of products and services, compared to $391,113 for the same period ended November 30, 2001.

        OPERATING EXPENSES

During the nine-month period ended November 30, 2002, the Company incurred $146,868 in operating expenses as compared to $1,349,592 in the same period in 2001. This year nine-month period expenses are mostly related to the reorganization of the operations.

        DEPRECIATION

During the nine-month period ended November 30, 2002, the Company incurred depreciation expense in the amounts of $61,201, compared to $179,697 for the same period in 2001 (see Note 2).

        GAIN ON WRITE-OFF OF LIABILITIES

During the nine-month period ended November 30, 2002, the Company wrote-off liabilities for a total of $257,839.

        INTEREST EXPENSE

During the nine-month period ended November 30, 2002, the Company incurred interest expense of $24,286 compared to $45,494 for the same period in 2001. The decrease in interest expense is due to the Company repaying loan proceeds received previously.

        THREE-MONTH PERIODS ENDED NOVEMBER 30, 2002 AND 2001

Lower operating expenses and write-off of liabilities in the three-month period ended November 30, 2002 resulted in a profit of $181,210 compared to a profit of $1,614,596, which includes a gain on disposal of discontinued subsidiary of $1,763,859, for the same period ended November 30, 2001.

        REVENUES

During the three-month periods ended November 30, 2002 and 2001, the Company generated no revenue from sales of products and services.

        OPERATING EXPENSES

During the three-month period ended November 30, 2002, the Company incurred $45,392 in operating expenses as compared to $58,562 in the same period in 2001. This year three-month period expenses are mostly related to the reorganization of the operations.

        DEPRECIATION

During the three-month period ended November 30, 2002, the Company incurred depreciation expense in the amounts of $20,400, compared to $20,247 for the same period in 2001.

        GAIN ON WRITE-OFF OF LIABILITIES

During the three-month period ended November 30, 2002, the Company wrote-off liabilities for a total of $257,839.

        INTEREST EXPENSE

During the three-month period ended November 30, 2002, the Company incurred interest expense of $12,976 compared to $10,077 for the same period in 2001.

        MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2002, the Company had cash and cash equivalents of $17,983, compared to $63 at same date in 2001. The Company had a working capital deficit of $6,375,891 at November 30, 2002. Positive cash flows from operating activities for the nine-month period ended November 30, 2002 was $17,961 compared to negative cash flows of $169,788 for the same period in 2001.

No investing activities incurred during the nine-month period ended November 30, 2002. Net cash used in investing activities was $17,266 for the nine-month period ended November 30, 2001.

No financing activities incurred during the nine-month period ended November 30, 2002. Net cash provided by financing activities was $159,988 for the nine-month period ended November 30, 2001.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Executive Officer. Based upon that evaluation, he concluded that disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Securities Exchange Act of 1934.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

During the quarter ended November 30, 2002, the Company issued 1,190,477 shares of common stock in connection with the following:

In October 2002, we issued 1,166,667 shares of our common stock to Cornell Capital Partners, L.P. as commitment fee in connection with an equity line of credit transaction.

In October 2002, we issued 23,810 shares of our common stock to Westrock Advisors, Inc. as a placement agent fee in connection with an equity line of credit transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits


EXHIBIT
NO.          DESCRIPTION                                        LOCATION
-------      ------------------------------------------------   ------------------------------------
3.1          Internet VIP, Inc.'s Certificate of                Incorporated by reference to Exhibit
             Incorporation                                      2.1 in the Registration Statement on
                                                                Form 10-SB 12G/A filed with the SEC
                                                                on August 5, 1999

3.2          Internet VIP, Inc.'s By-laws                       Incorporated by reference to Exhibit
                                                                2.2 in the Registration Statement on
                                                                Form 10-SB 12G/A filed with the SEC
                                                                on August 5, 1999

3.3          NewTech Brake Corp. Certificate of Amendment to    Provided herewith
             Certificate of Incorporation

10.1         Lease Agreement, dated January 28, 1999, by and    Incorporated by reference to Exhibit
             between V.I. Internet Telecommunications Inc.      6.1 in the Registration Statement on
             and V.I. Interservices Inc.                        Form 10-SB 12G/A filed with the SEC
                                                                on August 5, 1999

                                                      11

EXHIBIT
NO.          DESCRIPTION                                        LOCATION
-------      ------------------------------------------------   ------------------------------------
10.2         Memorandum of Understanding, dated November 25,    Incorporated by reference to Exhibit
             1998, by and between V.I. Internet                 6.2 in the Registration Statement on
             Telecommunications Inc. and The State Directory    Form 10-SB 12G/A filed with the SEC
             "Specialized Technic and Communications" of The    on August 5, 1999
             Ministry of Interior of Russian Federation


10.3         Memorandum of Understanding, dated November 25,    Incorporated by reference to Exhibit
             1998, by and between V.I. Internet                 6.3 in the Registration Statement on
             Telecommunications Inc. and Telecom XXI            Form 10-SB 12G/A filed with the SEC
             Development, LTD                                   on August 5, 1999


10.4         Facilities Management Agreement, dated February    Incorporated by reference to Exhibit
             1, 1999, by and between VIP Internet, Inc. and     6.4 in the Registration Statement on
             3407276 Canada Inc. d/b/a Bridgepoint Enterprises  Amendment No. 2 to Form 10-SB 12G/A
                                                                filed with the SEC on April 7, 2000

10.5         Agreement, dated June 9, 1999, by and between VI   Incorporated by reference to Exhibit
             Internet Telecommunications Inc. and Metrocom      6.5 in the Registration Statement on
                                                                Amendment No. 2 to Form 10-SB 12G/A
                                                                filed with the SEC on April 7, 2000

10.6         Letter Amendment, dated February 10, 2000, to      Incorporated by reference to Exhibit
             Internet VIP, Inc. from Dr. V. Khimitchev, Chief   6.3.1 in the Registration Statement
             of Scientific and Research Institute, "Special     on Amendment No. 3 to Form 10-SB
             Technique and Communications" of the Ministry of   12G/A filed with the SEC on May 26,
             Interior of Russian Federation                     2000


10.7         Employment Agreement, dated April 2000, by and     Incorporated by reference to Exhibit
             between Internet VIP, Inc. and Christian P.        10 in the Quarterly Report on Form
             Richer                                             10-QSB filed with the SEC on
                                                                September 27, 2000

10.8         Agreement and Plan of Merger, dated May 30,        Incorporated by reference to Exhibit
             2001, by and among Internet VIP Inc., Yapalot      99 in the Current Report on Form 8-K
             Acquisition Corp., Yapalot Communications Inc.,    filed with the SEC on July 5, 2001
             and Yapalot Communications Holdings Inc.

10.9         Consulting Agreement, dated July 5, 2001, by and   Incorporated by reference to Exhibit
             between Internet VIP, Inc. and Mayer Amsel         4.1 in the Registration Statement on
                                                                Form S-8 filed with the SEC on July
                                                                11, 2001

10.10        Consulting Agreement, dated June 15, 2001, by      Incorporated by reference to Exhibit
             and among Internet VIP, Inc., Michael Tuszynski    4.1 in the Registration Statement on
             and John Delisa                                    Form S-8 filed with the SEC on July
                                                                30, 2001

10.11        Consulting Agreement, dated March 19, 2002, by     Incorporated by reference to Exhibit
             and among Internet VIP, Inc., Thom Skinner and     10.1 in the Registration Statement
             Norbert Tauchner                                   on Form S-8 filed with the SEC on
                                                                May 29, 2002

10.12        Asset Transfer and Change in Control Agreement,    Incorporated by reference to Exhibit
             dated April 11, 2002, by and between Internet      10.12 in the Quarterly Report on
             VIP, Inc. and NewTech Group International, Inc.    Form 10-QSB filed with SEC on
                                                                October 14, 2002

10.13        Equity Line of Credit Agreement, dated October     Incorporated by reference to Exhibit
             4, 2002, by and between NewTech Brake Corp. and    10.13 in the Quarterly Report on
             Cornell Capital Partners, LLP                      Form 10-QSB filed with SEC on
                                                                October 14, 2002

                                       12

EXHIBIT
NO.          DESCRIPTION                                        LOCATION
-------      ------------------------------------------------   ------------------------------------
10.14        Registration Rights Agreement, dated October 4,    Incorporated by reference to Exhibit
             2002, by and between NewTech Brake Corp. and       10.14 in the Quarterly Report on
             Cornell Capital Partners, LP                       Form 10-QSB filed with SEC on
                                                                October 14, 2002

10.15        Escrow  Agreement,  dated October 4, 2002, by      Incorporated  by reference to Exhibit
             and among NewTech Brake Corp., Cornell Capital     10.15 in the Quarterly  Report on
             Partners,  LP,  Wachovia Bank, NA  and Butler      Form 10-QSB  filed with SEC on
             Gonzalez  LLP                                      October 14, 2002

10.16        Placement Agent Agreement, dated October 4,        Incorporated by reference to Exhibit
             2002, by and between NewTech Brake Corp. and       10.16 in the Quarterly Report on
             Westrock Advisors, Inc.                            Form 10-QSB filed with SEC on
                                                                October 14, 2002

16.1         Letter, dated October 16, 2000, from Arthur        Incorporated by reference to Exhibit
             Andersen LLP to the SEC                            16.1 in the Current Report on Form
                                                                8K filed with SEC on October 23, 2000

(b)     Form 8-K

On November 18, 2002, the Company filed a Current Report on Form 8-K with respect to Item 9 - Regulation FD Disclosure.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         NEWTECH BRAKE CORP.

January 15, 2003                         By:     /s/ Yvon Rancourt
                                                 -----------------------------
                                                 Yvon Rancourt
                                                 Chief Executive Officer



January 15, 2003                         By:     /s/ Yvon Rancourt
                                                 -----------------------------
                                                 Yvon Rancourt
                                                 Acting Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of NewTech Brake Corp. (the "Company") on Form 10-Q for the period ended November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

        1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



                                         By:     /s/ Yvon Rancourt
                                                 -----------------------------
                                                 Yvon Rancourt
                                                 Chief Executive Officer


                                         By:     /s/ Yvon Rancourt
                                                 -----------------------------
                                         Name:   Yvon Rancourt
                                         Title:  Acting Chief Financial Officer

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



                                                 /s/ Yvon Rancourt
                                                 -----------------------------
                                                 Yvon Rancourt
                                                 Chief Executive Officer

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


                                                 /s/ Yvon Rancourt
                                                 -----------------------------
                                                 Yvon Rancourt
                                                 Chief Executive Officer