Form 10KSB
period 2003-02-28
NEWTECH BRAKE CORP
filed 2003-05-29
CIK 1080008

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                   FORM 10-KSB

              [X] Annual report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the Fiscal Year ended February 28, 2003

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

               779, INDUSTRIEL BLVD., BLAINVILLE, QUEBEC, J7C 3V3
                    (Address of principal executive offices)

                                 (450) 434-6432
                         (Registrant's telephone number)

     Securities registered pursuant to Section 12 (g) of the Act: Common Stock, Par Value $0.001 Per Share.

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 of 15(d) of the Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The issuer's revenues for its most recent fiscal year were nil.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days ($9,549,149 on May 23, 2003).

     As of May 28, 2003 the issuer had 63,959,872 shares of its common stock outstanding.

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

         The mission of NewTech Brake is to identify, develop and exploit, under licenses bought from NewTech Group International Inc., (hereafter referred to as NewTech Group) opportunities to provide a new generation of safer, more efficient and cost-effective full contact disc brakes and related components to the North American and European heavy vehicle market.


THE BRAKE INDUSTRY

         The motor vehicle industry has been in existence since the 19th century and can be classified as mature and performance/cost driven. Brakes are complex, high-precision components and are part of the most critical components of motor vehicles. Nevertheless, we believe that there has been no significant innovation in the brake industry for over fifty years and the caliper concept disc brake has reached its optimal development potential. As a result, the brake industry is very competitive, with a small number of suppliers, depending on economies of scale and intra-industry consolidation for growth.

         Although disc brakes have gradually replaced drum brakes in automobiles and light trucks in North America, they have not proven significantly superior and economical to use on trucks, trailers and buses. Drum brakes, a technology that dates back to the First World War, are still installed on approximately 97% of heavy vehicles (Class 7 & 8) in operation in North America. A significant fact, and key to NewTech Brake's marketing strategy is that the customer selects the brakes to be installed even when purchasing his new bus or truck.

         Competitive factors are: durability and reliability, price, ease of installation, low maintenance requirements and light weight combined with high strength. We believe that NewTech Brake addresses all of these factors.


FUNDAMENTALS OF BRAKE SYSTEMS

         The brake system stops a vehicle by converting kinetic energy into thermal energy through friction. Brakes can be classified as drum or disc systems. A drum system forces brake shoes against the inside of a drum. Disc systems use calipers mounted on torque plates (or anchor plates) to force brake pads against rotors. (The rotors are the discs from which the system gets its name.) One drum or rotor rotates with each wheel.

         Disc systems are significantly more expensive, but are more effective because they fade less when they get hot. Front disc/rear drum combinations are often used to obtain some of the benefit of disc brakes without incurring the full cost.

         Brake systems operate hydraulically in light vehicles and are air-operated in most heavy vehicles. For the former, when the driver steps on the brake pedal, hydraulic fluid is forced out of the master cylinder and into four-wheel cylinders (with a drum system) or four calipers (with a disc system). This hydraulic pressure moves the shoes or pads.

         In a pneumatic system, also called air brakes, stepping on the brake is equivalent to opening a valve that lets compressed air press the brakes shoes against a brake drum or pads against the rotor of a disc system. For heavy vehicles, the price varies between drum systems and disc systems with the former in the $500 to $800 range and the latter costing up to $2600.


HEAVY VEHICLE BRAKE SYSTEMS

         Pneumatic  systems are generally used on trucks and trailers (Class 7 &
8) because it is easier to connect the trailer's brake system to a pneumatic than to a hydraulic brake system. Unlike light-vehicle brake systems, disc brake systems for Class 8 trucks do not save weight. Rotors must be massive to prevent warping when heat builds up. Additionally, disc systems are more expensive than drum systems.

         On the lighter Class 6 and 7 trucks, about 60 percent of use pneumatic drum systems and about 40 percent use hydraulic disc systems.

         In the case of heavy Class 7 and 8 vehicles operated in hilly regions, the Jacob brake has become an essential complementary brake. This so-called "motor brake" utilizes the compression of the truck engine to generate its braking power. Although necessary for safety, such braking practices affect the lifetime of the engine.

         About 97 percent of North American Class 7 and 8 trucks use pneumatic drum systems while the remaining 3 percent use pneumatic disc systems. The widespread use of drum systems in North America is explained by the cost differential between disc and drum systems relative to gains in braking efficiency. Pneumatic disc systems are expected to become more prevalent because they are more effective. In Europe, they are widely used on Class 8 tractors at the front and rear axles, whereas pneumatic drum brakes are still widely used for trailers.

         The North American Class 6, 7 (single rear axle) and 8 (two or more axles) Truck OEM brake system components market in 1997 produced revenues of $649.2 million. The average brake system price was $1,589, of which about $730 was for the foundation. To this must be added the trailer market as well as the after market. The aftermarket consists of entire brakes, which occurs numerous times during the average 16-year life of a vehicle, and replacement parts required for periodic brake maintenance.

         Brake system components have been getting larger, causing the average price of brake systems to rise. The reasons for larger components include:

     o Fleet managers' requests for longer-lasting pads, blocks and linings that have resulted in friction material with greater surface area.

     o    Demand for fade resistant brakes.

     o    Larger drums, discs, shoes and pads, which better dissipate heat;

     o    Long stroke air chambers, which better maintain pressure.

     Loads on truck brakes have been increasing, partly as a consequence of efforts to improve fuel efficiency and for other reasons:

     o Truck makers have worked to reduce wind resistance and drive train friction;

     o    Radial tires have less rolling resistance than bias ply tires;

     o    More  powerful  engines  mean  higher  speeds,   necessitating  harder
          deceleration;

     o    Trucks are carrying heavier loads;

     o    Average speeds have increased.


AXLE MANUFACTURERS

         The speed at which NewTech brakes can be introduced to the aftermarket is directly proportional to the number of axles for which a NewTech brake has been adapted. In the heavy vehicle market, a small number of axle manufacturers supply almost the entire market. The two main North American manufacturers are Dana and Meritor, while ZF supplies the North American market from Europe. We believe that implication for NewTech is that, once a small number of axle models are available with NewTech brakes, it may be possible to retrofit a large percentage of the North American fleet of busses and trucks.


HEAVY VEHICLE BRAKE COMPANIES

         Consolidation in the industry has resulted in increasingly fewer suppliers for Class 6, 7, and 8 truck brake systems. Thus, the market is very competitive, with a small number of suppliers, offering comparable products. Truck makers have substantial buying power and weigh-in at the high end of price sensitivity.


OUR PRODUCT

         NewTech Brake's full contact disc brake is a bold departure from conventional braking technology. In place of pads mounted on a caliper squeezing onto a disc or brake shoes expanding outwards onto a drum, the full contact brake has two circular friction rings sandwiching an inner floating rotor. The 360-degree braking force that results is similar to that of an inverted clutch, where a circular friction plate is pressed against a flywheel face to engage the transmission.

         Although the brake is a true disc design, the assembly is modular, with a hub-like cover containing the ring-shaped brake pads. Hydraulic or air brake pressure applied evenly to the circular inner pad then pushes it in contact with the floating rotor, which itself is then pressed into contact with the outer pad. The activation mechanism is a composite membrane or bellow made primarily of Kevlar.

         With a larger pad area, the same braking force is achieved with much lower pad pressures than a conventional disc brake. This allows the brake to be installed with less expensive components, and contributes to the longevity of the friction material.


THE NEWTECH FULL CONTACT TRUCK BRAKE

         The major components of the brake are:


         HOUSING

         The housing, made of cast iron, has been designed to optimize the use of space inside the wheel. It holds the outboard pad and supports the brake assembly.


         THE OUTBOARD PAD

         The outboard pad has fins for further dissipation of heat. It is fit with a molded thermal barrier made of a special composite material. Special inserts made of friction material are distributed evenly on the entire surface of the pad. Various friction materials are combined to ensure performance under diverse conditions.


         ROTOR

         The NewTech brake floating rotor improves overall brake performance by optimizing the mean braking radius for a given wheel size, increasing braking efficiency.


         INBOARD PAD

         The inboard pad also has fins for further dissipation of heat. Special inserts made of friction material are distributed evenly on the entire surface of the pad. Various friction materials are combined to ensure performance under diverse conditions. When the brakes are released, the inboard pad is returned to its original position by mean of a special spring-loaded mechanism. The rotor then disengages from the outboard pad and returns to its neutral position.


         THE PNEUMATIC DIAPHRAGM

         The pneumatic diaphragm - a membrane made of an elastomer composite - is incorporated into the spider. It extends and retracts much like a piston. Incredibly resistant, it can withstand many times the required pressure. Besides providing a rapid and graduated action during braking, it needs little pressure to operate the action. This diaphragm is kept in position inside the spider by means of a gasket-ring, which eliminates distortion and leaks that could occur through excessive use of the brake.


         THE SPIDER

         The spider is designed to integrate the brake system and the suspension. The rotor is connected to the wheel by means of the driving hub. The spider can be equipped with torque sensors, an ultra sensitive sensor that transmits the torque exerted on the brake either to the NewTech braking optimization system or to any other control system.

         The NewTech brake works as follows:

         The rotor is connected to the wheel by means of the driving hub. When the brakes are applied, pneumatic pressure extends the diaphragm, which in turn exerts pressure on the inboard pad. This forces the rotor against the outboard pad: the rotor is thus gripped on its entire surface, between the two pads. When the brakes are released, the diaphragm retracts and the spring-loaded mechanism returns the inboard pad to its original position, thereby releasing the rotor, which can start rotating again. Through its continuous progressive action, the rigid piston constantly compensates for the wear in the pads resulting from friction, thus keeping the air consumption constant in the diaphragm.


NEWTECH REAR TRUCK BRAKE

         The NewTech rear brake complements the front design by adding a parking brake. Its principle is quite similar, except for a modified spider adapted to accommodate a push plate and an additional auxiliary spider incorporating a "Belleville" disc spring, which acts as a parking brake.

         The parking brake is applied when no air occurs in the system. The "Belleville" disc spring applies a force onto the push-plate, which in turn pushes on the thermal barrier which through the slack adjuster forces the inboard pad against the rotor. The rotor then slides and contacts the outboard pads.

         The parking brake is released when there is air in the system. The piston in the auxiliary spider applies a force onto the "Belleville" disc spring which in turn no longer applies pressure on the push plates, releasing the brake.


COMPETITIVE FEATURES OF THE NEWTECH BRAKE

         We believe that the NewTech brake system offers a number of distinct advantages over today's conventional drum and disc brakes. For the truck and bus OEM, It addresses the primary concerns related to warranty costs and system reliability. We believe that modular design, allowing the manufacturer to provide a complete corner system, from the knuckle outward to the wheel (spindle, hub and bearing, caliper, rotor, dust shield in the rear and drum), permits more efficient assembly.

         We believe that the operator, it offers excellent economic performance, superior braking efficiency and longer brake life.

         After in-house computer analysis and simulations, dynamometer testing, test trials conducted with cars, the NewTech race test program and track testing with a Class 8 truck, we believe the NewTech brake can deliver the following competitive features:


EXCELLENT ECONOMIC PERFORMANCE

         Brakes are among the least expensive equipment on a heavy rig, yet maintenance causes significant down time, and poor brake performance has been found to be the cause of many accidents. The NewTech brake system is cost competitive with caliper disc or drum brakes, either installed as original equipment or as aftermarket replacements. We believe that the operational cost savings generated by the exceptionally long life and low maintenance of NewTech brakes will cost-justify their implementation on heavy vehicles.

         Based on cost estimates provided by a Quebec transit authority, a payback of between two and three years is forecast, even for retrofits. The savings are achieved through longer life, quicker and less frequent brake maintenance, lower parts cost and less downtime.

MORE CAPACITY TO STOP A VEHICLE

         The capacity to stop a vehicle is determined by two factors: brake torque generated by the braking mechanism, and brake control.

         (A) BRAKE TORQUE. NewTech Brake believes that the tandem of a truck tractor should be equipped with a higher torque mechanism than those currently in use, considering the load increase produced by weight transfer during the braking process. Cars are generally equipped with stronger brakes at the front wheels for the same reason. Some oppose this theory, claiming that an increase in brake torque causes loss of control, which is a familiar problem with existing brakes. However, with its extremely fast response (ability to increase and reduce torque rapidly) and excellent linearity, we believe that the NewTech brake should solve the old dilemma of torque vs. control.

         (B) BRAKE CONTROL. Brake control is a function of the lack of self-energizing (feature of disc brakes) and a high torque modulation rate. A vehicle traveling at 60 mph (97 km/h) covers 88 feet (27 meters) per second, creating the requirement for brakes capable of torque modulation at a high rate. Conventional foundation brake hysteresis significantly affects brake control.

         Hysteresis occurs when the foundation brake's torque output does not immediately or proportionately respond to a change in applied brake pressure. This causes the brake control system to overshoot either the release (reduce) or increase of pressure applied by the driver to the pedal. This phenomenon is well demonstrated by tire dash skid marks familiar on road surfaces, which are caused when the suspension is induced into oscillation by the sporadic application of brake pressure and release. In order to stop, the wheels of the vehicle must stay in contact with the road, and with this oscillating effect a large portion of the traction is lost.


EXTENDED BRAKE LIFE

         The even pressure that the NewTech brake applies on the entire surface on both sides of the rotor, combined with lower overall maximum pressure results in significantly reducing wear on brake linings and rotors.

         NewTech Brake estimates that its truck brake will have a life of up to two times longer than "S" cam brakes, and up to three times longer than today's disc brakes.


INDIRECT COST SAVINGS

         In addition to direct savings for parts and labor to maintain tuck brakes, other indirect costs can also be expected. Included are:

         (A) IMPROVED MOTOR, TRANSMISSION AND POWER TRAIN LIFETIMES: We believe that the NewTech brake will reduce the use of "motor braking". The full contact design minimizes the heat transferred to the vehicle wheel, improving bearing and oil seal life.

         (B) IMPROVED TIRE LIFE: The NewTech brake design keeps the casing temperatures relatively low, reducing the risk of burned or blown out tires caused by overheated brakes. If installed with Anti-Locking Brake Systems ("ABS") improved performance will greatly reduce the incidents of "flats" caused by ABS wheel lockup.

         (C) DEAD LOAD REDUCTION: The NewTech brake assembly will be lighter than an equivalent "S" cam, weighing approximately 200 lbs., using a 104 lb. drum.


IMPROVED FADE AND RECOVERY PROPERTIES

         Current drum brakes are subject to problems of fading (reduction or absence of braking ability) and the consequent inability to recover braking power. This is caused by temperature increases during braking, which at certain levels change the chemical surface of the friction material. This causes the friction coefficient to drop with a reduction in or total loss of braking power. Such a situation is fairly common with heavy vehicles.

         With twice the friction material volume, approximately three times the friction surface, larger convection area and operating at a lower pressure, NewTech brake operates at a lower temperature, which reduces overall system fade.

IMPROVED NVH (NOISE, VIBRATION, HARSHNESS)

         NewTech's brake mechanics work differently than those of conventional disc or caliper brakes using a full contact low pressure mechanism instead of the acute concentrated high pressure applied to a small area of the rotor by conventional disc or caliper technologies. For heavy vehicles, brake noise is a major issue for municipal busses and sanitation trucks. The NewTech brake greatly reduces this problem, while maintaining its economic and braking performance advantage.


GOOD HEAT EXCHANGE (DISSIPATING) PROPERTIES

         NewTech's brake rotor disc design with large dissipation fins contributes toward dissipating the heat efficiently. The use of fins with large convection area also contributes to improving heat exchange properties. The full contact between the friction material and rotor transmits energy over a significantly larger surface, resulting in lower overall system temperatures and rapid heat dissipation. The lower operating temperature for the NewTech brake minimizes rotor deformation and the resulting noise, vibration, harshness (NVH) over the operating life of the vehicle.


IMPROVED DESIGN OPPORTUNITY

         Finding enough axle space for installation and operation is a critical issue for drum and disc brakes used on heavy vehicles. The fact that the NewTech brake fits inside the wheel envelope on any vehicle means that additional space can be made available for the suspension system, chassis, etc. This design advantage could, among other benefits, have significant impact for truck and trailer manufacturers, such as the reduction of axle inventory. It is also of great significance for manufacturers of low-floor busses, where designers look for every inch of passenger space.


BRAKE CONTROL SYSTEMS

         The NewTech foundation brake can be adapted to any brake control system currently available on Class 7 & 8 vehicles sold worldwide.


CURRENT STAGE OF DEVELOPMENT

         After approximately ten consecutive years of virtual and computer design, over $25 million of research and development work, and actual testing on passenger cars, race cars and trucks, we expect that the NewTech industrial air foundation brake is ready to move to the final stage of industrialization prior to "hitting the road."

         Its development has a lengthy history. Original foundation brake prototypes were manufactured in 1978 and tested on a Ford CLT 9000 truck tractor (44,800 lbs. MGVWR). The performances obtained during more than 12,000 miles (19,300 km) of intensive brake testing were exceptional and confirmed the superiority of the design.

         Advanced computer software, combined with high performance computers and NewTech Brake's in-house dynamometer have helped NewTech Brake to advance substantially on design optimization and materials development. After close to ten years of computer design and testing of its various components in a laboratory environment, the NewTech brake has completed its proof of concept stage and is now undergoing its final revisions created by the industrialization process and the pre-production prototype release is expected in the next several months.

         The pre-production prototypes, for 22.5 inch wheels model, are expected to be tested and validated this summer, and production samples are projected by Fall 2003. We intend that our model for 24.5 inch wheels will follow and reach the market at the beginning of 2004.


INTELLECTUAL PROPERTY

         NewTech Brake, through rights granted by NewTech Group International Inc., relies on a combination of patent, patent pending, copyright, trademark, trade secret and contract laws, as well as international treaties, to protect the proprietary rights relating to technical know-how, designs, special materials, manufacturing techniques, and test equipment.

         NewTech Brake has adopted a proactive approach to identifying and protecting key patentable concepts and components. The objective of NewTech Brake's patent strategy is to obtain an exclusive and preferential position in product features; performance and cost compared to its competitors, while assuring NewTech Brake the widest possible application and broadest potential market for its products. NewTech Brake seeks to patent the key concepts and components, which it believes will provide it with a significant  advantage over its  competitors and for inventions NewTech Brake considers having commercial value. Patent protection outside North America is sought on a more selective basis for those inventions having significant commercial value.


BUSINESS DEVELOPMENT PLAN

         We believe that the total potential North American market for NewTech brakes is made up of:

     o    OEM - new busses and trucks - 5.1 million NT brakes per year;

     o    Retrofit Aftermarket - 7.5 million NT brakes/year; and

     o    Maintenance Aftermarket - 29.5 million maintenance kits per year.


GENERAL MARKETING STRATEGY

         NewTech Brake's target is to supply 3.75% of the North American market for heavy vehicle brakes by 2008. To achieve this goal, NewTech Brake intends to employ a "push-pull" strategy. We intend to build on existing opportunities in the North American aftermarket to demonstrate the superiority of its new brake technology ("pull"), while working with original equipment manufacturers (OEM's) to make NewTech brakes available on new trucks, busses and trailers ("push").

         We believe that the North American market is ideal for attacking the aftermarket (brake replacement on already manufactured vehicles), since purchasers have the final say as to which brakes will be installed on their trucks or busses.

         Furthermore, in the heavy vehicle market, brakes are matched to heavy-duty axles, which in turn are supplied by a small number (3) of major axle manufacturers. Combined, these manufacturers represent over 90% of all the axles used. Consequently, every one of the "standard" axles to which the NewTech brake is adapted, adds all the trucks or busses with the same axle to the potential NewTech Brake customer pool. NewTech Brake's core strategy for attacking the aftermarket is therefore to:

          1. Identify high-profile niches, where the NewTech brakes' improved performance and/or an economics can be demonstrated;

          2. Select the most frequently used axle(s) for adaptation; and

          3. Identify and sell to strategic customers who will benefit from NewTech brakes and serve as market leaders.

         Specific opportunities include the Quebec municipal bus market, where we believe that the NewTech brake will solve performance and cost problems for the urban transit companies. We believe that the Quebec market is ideal for the introduction of new brakes because NewTech Brake is already known there and it is close to NewTech Group headquarters. More importantly, it has the combination of a standard North American vehicle profile, no-fault insurance and extreme meteorological conditions which complement testing conditions. Once the program is firmly established in Quebec, NewTech Brake intends to contact other large public transport fleets in the USA and Canada.

         Additional niche markets to be addressed are sanitation trucks and other short-haul frequent-stop trucks, followed by other markets that have similar problems related either to cost or performance. In parallel, NewTech Brake intends to approach the large long-haul fleets, where durability and operator safety are a major concern.

         The second part of NewTech Brake's strategy is to conclude arrangements with one or more heavy vehicle manufacturers to offer the NewTech brake as standard or optional equipment on new vehicles. Such an arrangement is already under discussion with a major European truck manufacturer, with a target introduction of the full contact brake to the European market for the 2007 model year.


MANUFACTURING AND DISTRIBUTION STRATEGY

         NewTech Brake intends to base its products on the intellectual property, registered patents and patents pending controlled by NewTech Group and has an exclusive license covering North American and Europe. We intend to identify the most advantageous approach to delivering its product to the market.

         Our preferred approach is to create strategic partnerships with existent OEM suppliers through non-exclusive licenses for our products. We do not wish to compete directly with the current manufacturers in the brake industry and we believe that we would benefit from the credibility brought on by an alliance with an existing supplier. However, we intend to examine the creation of joint manufacturing ventures or, if necessary, organize a number of sub-contractors, managed by us, to supply the needs of the niche markets.

         We believe that the best way to distribute of our full-contact brakes beyond the niche markets already identified, will be to partner with, or acquire a North American distributor of brakes and brake components. We believe that various cost sharing strategies and/or royalty agreements can be negotiated to secure additional revenues for NewTech Brake.

                                  RISK FACTORS

         We are subject to various risks that may materially harm our business, financial condition and results of operations. YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS FILING BEFORE DECIDING TO PURCHASE OUR COMMON STOCK. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.


                          RISKS RELATED TO OUR BUSINESS


WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         We have historically lost money. For the years ended February 28, 2003 and 2002, we had a net loss of $129,833 and $420,739, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.


WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

         We  have  relied  on  significant   external   financing  to  fund  our
operations. Such financing has historically come from a combination of borrowings and sale of securities from third parties and funds provided by certain officers and directors. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs.


WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS

         Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the year ended February 28, 2003 financial statements, which states that NewTech Brake had operating losses and management has determined that it will require additional capital to continue funding operations and meet its obligations as they come due which raises substantial doubt about its ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for six months with the cash currently on hand.


WE HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON FEBRUARY 28, 2003 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES ON THAT DATE

         We had a working capital deficit $587,010 at February 28, 2003, which means that our current liabilities exceeded our current assets on February 28, 2003 by $587,010. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on February 28, 2003 were not sufficient to satisfy all of our current liabilities on that date.


OUR DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL AMOUNT OF OUR FUTURE SALES COULD LEAD TO FLUCTUATIONS IN OUR FUTURE OPERATING RESULTS

         Our business depends on sales of our products to a limited number of customers, effectively the manufacturers of autos and trucks, and currently we do not have any firm orders. Any of the manufacturers with which we are currently exploring supply relationships could decide not to use our products. The inability to sign up a significant customer could have a material adverse effect on our future revenues and operations.

VARIATIONS IN THE TIME IT TAKES US TO SELL OUR PRODUCTS MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS

         Variations in the length of our sales cycles could cause our revenue to fluctuate widely from period to period. Because our operating expenses are relatively fixed over the short term, these fluctuations could cause our operating results to suffer in some future periods. Our customers generally take a long time to evaluate our products, and the evaluation process can be complex. Because of the number of factors influencing the sales process, the period between our initial contact with a potential new customer and the time when we recognize revenue from that customer may vary significantly. Our sales cycles typically range from one to two years. For larger opportunities with new customers, however, these cycles can be much longer.


WE DEPEND ON THIRD-PARTY MANUFACTURERS

         We expect to depend on third parties to manufacture our products. There are a limited number of potential qualified manufacturers. A failure to maintain a reliable manufacturing supply source could have a material adverse effect on our business, financial condition or results of operations.


OUR PRODUCTS MAY CONTAIN DEFECTS AND WE MAY INCUR SIGNIFICANT EXPENSES IN ATTEMPTING TO CORRECT DEFECTS OR DEFENDING OURSELVES IN LAWSUITS OVER SUCH DEFECTS

         Our products and some of the key components supplied to us by third parties incorporate complex technology, software and hardware. Despite rigorous testing, undetected errors, defects or "bugs" may cause product failures at any time. We may not be able to sell our products if they have reliability, quality or compatibility problems. Moreover, errors, defects or "bugs" can result in additional development costs, diversion of technical and other resources from our other development efforts, liability claims by our customers or others against us, or the loss of credibility with our current and prospective customers. Reliability, quality or compatibility problems with our products could have a material adverse effect on our business, financial condition or results of operations.


         Our Future  Growth  Could Be Impaired   If We  Are Unable To Expand Our
Direct Sales And Support Infrastructure

         Our future revenue growth will depend in large part on our ability to successfully expand our direct sales force and our customer support capability. We may not be able to successfully manage the expansion of these functions or to recruit and train additional direct sales, consulting and customer support personnel. There is presently a shortage of qualified personnel to fill these positions. If we are unable to hire and retain additional highly skilled direct sales personnel, we may not be able to increase our revenue to the extent necessary to achieve profitability. If we are unable to hire highly trained consulting and customer support personnel we may be unable to meet customer demands. We are not likely to be able to increase our revenues as we plan if we fail to expand our direct sales force or our consulting and customer support staff. Even if we are successful in expanding our direct sales force and customer support capability, the expansion may not result in revenue growth.


WE DO NOT CURRENTLY HAVE INSURANCE COVERAGE AND WE MAY NOT HAVE SUFFICIENT FUNDS TO COVER ALL POTENTIAL PRODUCT LIABILITY AND WARRANTY CLAIMS

         The failure of our products to perform as expected could give rise to product liability and warranty claims. A successful claim against us would force us to use our own resources to pay the claim, which could result in a reduction of our working capital available for other uses, as well as an increase in our expenses and a negative effect on our operating results.


OUR FULL CONTACT DISC BRAKE BUSINESS IS IN ITS INFANCY

         Our prospects are subject to the difficulties frequently encountered by companies in the early stage of development in new and evolving markets. These difficulties include the following:

     o substantial delays and expenses related to testing and developing of our new products;

     o marketing and distribution problems encountered in connection with our new and existing products and technologies;

     o    competition from larger and more established companies;

     o    delays in reaching our marketing goals;

     o difficulty in recruiting qualified employees for management and other positions;

     o    lack of sufficient customers, revenues and cash flow; and

     o    limited financial resources.

         We may continue to face these and other difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our business will suffer and our stock price could decline.


THE PRICE OF OUR STOCK MAY BE AFFECTED BY A LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

         Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our stock will develop. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.


OUR SUCCESS IS HIGHLY DEPENDANT UPON OUR ABILITY TO COMPETE AGAINST COMPETITORS THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE DO

         The motor vehicle industry is highly competitive, and we believe that this competition will intensify. The segment of the disc brake industry that supplies all vehicles with brakes is also extremely competitive. Many of our competitors have longer operating histories, significantly greater financial, technical, product development, and marketing resources, greater name recognition or larger client bases than we do. Therefore, it will be more difficult for us to achieve significant market share.


OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

         Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

     o    With a price of less than $5.00 per share;

     o    That are not traded on a "recognized" national exchange;

     o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

     o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

         Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.


WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

         Our success largely depends on the efforts and abilities of key executives and consultants, including Yvon Rancourt, the Chairman of the Board and our President. The loss of the services of Mr. Rancourt could materially harm our business because of the cost and time necessary to replace and train replacements. Such losses would also divert management attention away from operational issues. We presently do not maintain key-man term life insurance policies on Mr. Rancourt.


ITEM 2.  DESCRIPTION OF PROPERTY

         Since June 2002, NewTech Brake maintains its corporate offices at 779 Industrial Blvd. Blainville, Quebec and does not pay rent for these premises because NewTech Group International Inc., a majority shareholder of NewTech Brake, owns the office space. Before that date, NewTech Brake was located at 1155 University Street, Suite 602, Montreal, Canada where we had approximately 1,550 square feet at an annual rental of approximately $20,000 per year, which included all utilities and applicable taxes. That lease was cancelled in December 2001.


ITEM 3.  LEGAL PROCEEDINGS

         On November 18, 2002, NewTech published a press release and filed a Current Report on Form 8-K with the Securities and Exchange Commission (SEC) announcing that Mr. Jack Ehrenhaus, a former director of NewTech Brake and former director and executive officer of Internet VIP, Inc., the predecessor organization to NewTech Brake, filed an unauthorized and unapproved Form 8-K on behalf of NewTech Brake. Mr. Ehrenhaus contends that NewTech Group International Inc. breached the Asset Transfer and Change of Control Agreement, dated April 11, 2002 between NewTech Group International Inc. and Internet VIP, Inc. and that Internet VIP, Inc. (now called NewTech Brake Corp.) elected to terminate the agreement prior to the change of control. Mr. Ehrenhaus disputes the current ownership structure of NewTech Brake Corp. NewTech Brake believes the unauthorized and unapproved Form 8-K filed by Mr. Ehrenhaus contained incorrect information and should be disregarded. Mr. Ehrenhaus signed a consent as a member of the Board of Directors of Internet VIP, Inc. ratifying and adopting the Asset Transfer and Change of Control Agreement and the actions contemplated therein. NewTech Brake has filed the consent as an exhibit with the SEC. Current management of NewTech Brake has reviewed Mr. Ehrenhaus' contentions and believes they are without merit and intends to vigorously defend against any future action by Mr. Ehrenhaus.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


(A)      MARKET INFORMATION

         The Company's common stock is quoted on the NASD's Bulletin Board under the ticker symbol "NWTB" (OTC: BB: NWTB).

         The Company had 354,250 class B warrants. Each Warrant entitles the holder to purchase one Share of restricted Common Stock at an exercise price of $1.50, subject to adjustment, until March 31, 2003. Those warrants were not exercised and have expired.

         None of the shares underlying the warrants have any registration rights.

         As of February 28, 2003, the Registrant had 63,779,872 shares of its Common Stock outstanding.

         Of the 63,779,872 shares of common stock outstanding, 61,954,212 shares are currently subject to the resale restrictions and limitations of Rule 144.


(B)      HOLDERS

         On February 28, 2003, there were 240 holders of the Company's common stock and 6 holders of the Company's Class B warrants.


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


(D)      TRADING STATISTICS

         NWTB - NEWTECH BRAKE CORP. - Trading history for the three fiscal years ended February 28, 2003 was as follows:

-------------------------------------------------------
   2000                           HIGH         LOW
-------------------------------------------------------
   First Quarter                       N/A         N/A
   Second Quarter                      N/A         N/A
   Third Quarter                       N/A         N/A
   Fourth Quarter                      N/A         N/A
-------------------------------------------------------
   2001                               HIGH         LOW
-------------------------------------------------------
   First Quarter                       N/A         N/A
   Second Quarter(1)                $0.420      $0.100
   Third Quarter                    $0.270      $0.031
   Fourth Quarter                   $0.065      $0.030
-------------------------------------------------------
   2002                               HIGH         LOW
-------------------------------------------------------
   First Quarter                    $0.043      $0.006
   Second Quarter                   $0.800      $0.024
   Third Quarter                    $0.080      $0.027
   Fourth Quarter                   $1.030      $0.031

-------------------------------------------------------
   2003                               HIGH         LOW
-------------------------------------------------------
   First Quarter                    $0.700      $0.510
   Second Quarter                   $1.340      $0.400
   Third Quarter                    $1.030      $0.350
   Fourth Quarter                   $0.800      $0.530

(1) Stock quotations are available for NewTech Brake commencing in the second quarter of 2001.

(2)  These prices reflect stock prices after a 1 for 20 reverse stock split.




SALES OF UNREGISTERED SECURITIES

         In April 2003, we issued 180,000 shares of common stock in settlement of consulting services in the amount of $36,000 in connection with the Acquisition of Assets and Change of Control Agreement, dated April 11, 2002, between NewTech Group International Inc. and Internet VIP, Inc.

         In January 2003, we issued 29,800,000 shares of common stock as the remaining balance payment in connection with the Acquisition of Assets and Change of Control Agreement, dated April 11, 2002, between NewTech Group International Inc. and Internet VIP, Inc.

         In October 2002, we issued 23,810 shares of common stock to Westrock Advisors, Inc. as a placement agent in connection with the equity line of credit transaction.

         In October 2002, we issued 1,166,667 shares of common stock to Cornell Capital Partners, L.P. as a commitment fee in connection with the equity line of credit transaction.

         In August 2002, we issued 16,500 shares of common stock in settlement of liabilities of $6,270.

         In July 2002, we issued 281,750 shares of common stock in settlement of liabilities of $113,421.

         In the second quarter of 2002, we issued 30,000,000 shares of common stock as partial payment in connection with the Acquisition of Assets and Change of Control Agreement, dated April 11, 2002 between NewTech Group International Inc. and Internet VIP, Inc.

         During the quarter ended May 31, 2002, we issued 4,000,000 shares of common stock in settlement of consulting services in the amount of $40,000. These shares were issued before the reverse stock split.

         Prior to April 2002, when we had our reverse stock split, the amounts of sales of unregistered securities listed here are not adjusted for the reverse stock split and are listed in their pre-split original share amounts.

         In February 2002, we issued 1,500,000 shares of common stock to the former Chairman of the Board, Ilya Gerol and former Vice-President, Viatcheslav Makarow in settlement of accrued, unpaid wages in the amount of $45,996 and loans to NewTech Brake in the amount of $20,000. Mr. Gerol and Mr. Makarow each received 750,000 shares of common stock.

         We received investment relations services from an affiliated company (a shareholder). Fees for such services which totaled $44,000 and $38,105 for the years ending February 28, 2002 and 2001 respectively.

         In December 2001, we issued 600,000 shares of common stock in a private placement for $10,000.

         In November 2001, an outstanding loan balance of $102,400 was settled with the issuance of 5 million shares of common stock.

         In November 2001, we issued 2,500,000 shares of common stock in settlement of a short-term loan in the amount of $102,400.

         In November 2001, we issued 50,605 shares of common stock in settlement of interest in the amount of $5,060.

         In October 2001, we issued 1,100,000 shares of common stock in settlement of salaries in the amount of $156,735.

         In October 2001, we issued 2,080,000 shares of common stock in settlement of services in the amount of $108,897.

         In September 2001, we issued 1,100,000 shares of common stock to its President, Vice-President and an administrative person in settlement of accrued unpaid wages in the amount of $156,735.24.

         In September 2001, we issued 500,000 shares of common stock to a shareholder for settlement of accrued liabilities totaling $27,500 USD.

         In August 2001, we issued 2,400,000 shares of common shares in settlement of services in the amount of $600,000.

         In August 2001, we issued 348,500 shares of common stock in settlement of services in the amount of $42,700.

         In August 2001, we issued 1,998,882 shares of common stock in a private placement of $142,667.

         In June 2001, we issued 2,000,000 shares of common stock in settlement for an investment in a non-related company in the amount of $300,000.

         In June 2001, we issued 900,000 shares of common stock in settlement for services in the amount of $252,000.

         In June 2001, we issued 50,605 shares of common stock in settlement of interest in the amount of $5,060.

         In June 2001, we issued 215,000 shares of common stock in settlement of services in the amount of $32,050.

         In June 2001, we issued 130,432 shares of common stock in settlement of interest expense in the amount of $33,424.

         In May 2001 we sold 350,000 shares of common stock in a private placement of $52,500.

         In May 2001, we issued 64,500 shares of common stock in settlement of interest in the amount of $20,352.

         In May 2001, we issued 737,500 shares of common stock in settlement for services in the amount of $168,992.

         In May 2001, we issued 100,000 shares of common stock in a private placement for $20,000.

         In May 2001, we issued 46,083 shares of common stock in a private placement for $10,000.

         In April 2001, we issued 87,500 shares of common stock in a private placement for $14,000.

         In July 2001, we issued 2,000,000 shares of common stock in exchange for 1,000,000 shares of InterCaribe Telecom, Inc., a Canadian company. InterCaribe Telecom was marketing communication services in the Caribbean. The transaction was valued at $25,000 USD.

         Between April 1, 2001 and February 2002, NewTech Brake issued 8,600,000 shares of common stock in settlement of debt and accrued liabilities totaling $401,628.

         Between April 1, 2001 and February 2002, NewTech Brake issued 7,853,403 shares of common stock for services rendered totaling $534,169.

         We relied upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 hereunder, which cover "transactions by an issuer not involving any public offering," to issue securities discussed above without registration under the Securities Act of 1933. The certificates representing the securities issued displayed a restrictive legend to prevent transfer except in compliance with applicable laws, and our transfer agent was instructed not to permit transfers unless directed to do so by NewTech Brake, after approval by our legal counsel. NewTech Brake believes that the investors to whom securities were issued had such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the prospective investment. NewTech Brake also believes that the investors had access to the same type of information as would be contained in a registration statement.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         THE  FOLLOWING  INFORMATION  SHOULD  BE READ IN  CONJUNCTION  WITH  THE
CONSOLIDATED FINANCIAL STATEMENTS OF NEWTECH BRAKE AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS FILING. STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND ELSEWHERE IN THIS PROSPECTUS THAT ARE NOT STATEMENTS OF HISTORICAL OR CURRENT FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS."


OVERVIEW

         At the beginning of the previous fiscal year ended February 28, 2002, IVIP was confident that it could realize the goals that it had set for itself, but, as the year progressed, and the telecommunications industry declined, mainly due to overcapacity, IVIP realized that, not only would the goals not be met, but that it was faced with a diminishing market for the foreseeable future.

         On April 11, 2002, IVIP entered into an agreement with NewTech Group International Inc. of Blainville, Quebec, whereby IVIP underwent a change in control and a change in business orientation. IVIP's primary business was providing long distance services between Eastern European countries and the rest of the world. After nearly three years of building and developing this network and the expenditure of over two million dollars, IVIP still had only minimal revenues and had not as yet reached profitability. Given the intense competition in the telecom business, the future was not as promising as when IVIP initially undertook this project. Therefore, the Board of Directors decided to seek out other ventures in addition to the Company's telecom business. NewTech Group International Inc. is an accomplished research and development company that has developed various technologies related to brake systems for heavy vehicles and is the owner of patents, licenses and rights to these technologies. As NewTech Group sought to commercialize and market products produced from these technologies, it was the intention of NewTech Group's Board of Directors to enter into an agreement that would sell and transfer rights to some of these technologies to IVIP.

         In order to complete the transactions contemplated in the agreement, the Company re-organized the capitalization by reverse splitting the common stock in a ratio of one share for every twenty shares. IVIP also amended its corporate charter and changed its name to NewTech Brake Corp. The closing of these transactions took place on July 1, 2002.

         Pursuant to the Agreement with NewTech Group International Inc., a company that has developed various technologies related to brake systems for heavy vehicles and owner of patents, licenses and rights to these technologies, NewTech Brake issued to NewTech Group International Inc. 59,800,000 shares of common stock (post reversed split), during the year ended February 28, 2003, in payment of the license as per the Asset Transfer and Change in Control Agreement. As a result of this transaction, approximately 92% of the outstanding common stock of the present public Company is owned by NewTech Group International Inc.

         On February 11, 2003, the Company terminated the October 4, 2002 Equity Line of Credit Agreement and on April 1, 2003 entered into a new Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Cornell Capital, subject to certain terms and conditions, will purchase up to $25 million of the Company's common stock. The term of the agreement is twenty-four months, subject to termination at the sole discretion of the Company and subject to certain events. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the Company's common stock with a fixed 3% discount to the then-current market price. As a condition of the Equity Line of Credit Agreement, the Company must file a Registration Statement and the SEC must declare it effective before Cornell Capital is obligated to purchase any common stock of the Company. There can be no assurance of how much cash the Company will receive, if any, under the equity line of credit agreement with Cornell Capital.

         As of January 9, 2003, NewTech's shareholders approved an amendment to NewTech's Certificate of Incorporation increasing the authorized common stock of the Company from 50,000,000 to 200,000,000 shares and authorizing the issuance of 10,000,000 shares of preferred stock, par value $.0001 per share.

         During the year ended February 28, 2003, we incurred an operating loss of $129,833 as compared to an operating loss of $1,515,344 for the year ended February 28, 2002. The decreased loss is primarily due to lower operating expenses and write-off of liabilities. During the year ended February 28, 2003, the Company generated no revenue from sales of products and services, compared to $391,013 for the year ended February 28, 2002. Due to the reorganization and the new operations of the Company, the Company's source of revenues will be generated from sales of braking systems. The Company's prior sources of revenues were in the form of sales from prepaid calling cards.

         As reflected in our February 28, 2003 balance sheet, the Company had a negative working capital deficit of $587,010. The Company's operations are not generating sufficient cash to maintain its present operations.


GOING CONCERN

         The report of our independent accountants on our February 28, 2003 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. The Company has experienced an operating loss and management has determined that it will require additional capital to continue funding operations and meet its obligations as they come due.


RECENT DEVELOPMENTS

         On April 4, 2003, the Company filed a SB-2 Form with the Securities and Exchange Commission. That prospectus relates to the sale of up to 41,690,932 shares of NewTech Brake's common stock by certain persons who are, or will become, stockholders of NewTech Brake. NewTech Brake is not selling any shares of common stock in such offering and therefore will not receive any proceeds from such offering. NewTech Brake will, however, receive proceeds from the sale of common stock under the Equity Line of Credit.


EARNINGS (LOSS) PER SHARE CALCULATION

         Earnings (Loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires NewTech Brake to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted earnings
(loss) per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Options and warrants are not considered in calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect.


STOCK-BASED COMPENSATION

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company accounts for stock based compensation granted to non-employees in accordance with SFAS No. 123. NewTech Brake has determined that it will continue to account for employee stock-based compensation under Accounting Principles Board No. 25 and elect the disclosure-only alternative under SFAS No. 123.


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements are included herein commencing on page F-1. The Company is not required to provide supplementary financial information.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTES AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Directors serve for one year terms and until their successors are elected and assume office. At the close of the fiscal year on February 28, 2003, the following constituted the Board of Directors:

         NewTech Brake's interim directors and executive officers are as follows:

--------------------------------------------------------------------------------
 NAME                        AGE            POSITION
--------------------------------------------------------------------------------
 Yvon Rancourt               57             President, Chief Operating Officer,
                                            Chief Executive Officer and Chairman
                                            of the Board

 Claude Rancourt             54             Director, Secretary

 Gilbert Lasnier             46             Director

 Marc-Antoine Gratton        50             Director

 Louis Lacroix               62             Director

         The following is a brief description of the background of the directors and executive officers of NewTech Brake.


YVON RANCOURT

         Mr. Yvon Rancourt became Chairman of the Board of Directors and Chief Operating Officer of NewTech Brake effective April 19, 2002. Mr. Rancourt became President of NewTech Brake on October 4, 2002. Mr. Rancourt is the inventor of the NewTech Full Contact Disc Brake and was one of the founders and principal patent filers at NewTech Group International Inc. Since the beginning of NewTech Group International Inc. in 1989, Mr. Rancourt has been serving as Chairman of the Board of Directors and Chief Operating Officer of NewTech Group International Inc. From 1981 to 1989, Mr. Rancourt served as Director of Production at Compania Minera Ucalali S.A. From 1979 to 1981, Mr. Rancourt worked as a private consultant in the wood finishing manufacturing industry. From 1976 to 1979, Mr. Rancourt served as Chief Executive Officer of Dolphin Brake Inc. At Dolphin Brake Inc., Mr. Rancourt was one of the founders and the principal patent filer of the first concept of full contact disc brakes for heavy vehicles. From 1974 to 1976, Mr. Rancourt served as Managing Director at Les Manufacturiers de Precision de Beauce Inc., a manufacturer of truck trailer axles. From 1973 to 1974, Mr. Rancourt served as Director of Production for Snow Jet, a manufacturer of snowmobiles. In 1966, Mr. Rancourt founded Beauce Machine Shop and served as Managing Director until 1973. Yvon is the brother of Claude Rancourt.


CLAUDE RANCOURT

         Mr. Claude Rancourt became a Director and the Secretary of NewTech Brake effective April 19, 2002. Since the formation of NewTech Group International Inc. in 1989, Mr. Rancourt has been serving as Chief Executive Officer and as Director of Legal Affairs of NewTech Group International Inc. Mr. Rancourt was in private practice as a notary from 1976 to 2000, and from 1972 to 1974, specializing in the fields of Real Estate and Corporate Law. From 1974 to 1976, Mr. Rancourt served as a Director at Les Manufacturiers de Precision de Beauce Inc. Mr. Rancourt is one of the founders of NewTech Group International Inc. and one of the filers of the first patents. He is the brother of Yvon Rancourt. Mr. Rancourt received a L.L.L. (1971) and D.D.N. (1972) from Sherbrooke University, Quebec.


GILBERT LASNIER

         Mr. Gilbert Lasnier became a Director of NewTech Brake effective April 19, 2002. Since 1997, Mr. Gilbert Lasnier has worked for the International Civil Aviation Organization in Montreal, Quebec, as a GIS analyst. From 1990 to 1997, Mr. Lasnier founded and became President of Sigrafix Inc., a geographic information systems company engaged in implementation of cartographic software. From 1988 to 1990, Mr. Lasnier worked for Nepcom Inc., a civil works contractor, as a senior surveying technician and supervisor. From 1981 to 1988, Mr. Lasnier worked for different companies (Hydro Quebec, Domtar, Geonumerigraphe, Luc
Pelletier & Associates) as a surveying technician. From 1976 to 1980, Mr. Gilbert Lasnier worked for the government in Geodesic Services as a technician.


MARC-ANTOINE GRATTON

         Mr. Marc-Antoine Gratton became a Director of NewTech Brake effective April 19, 2002. Since 1987, Mr. Gratton has been serving as Vice President and Comptroller of Optron Inc., a Canadian-based company specializing in the sales rentals and maintenance of Geodetic Instruments and in lasers for industry and construction. From 1974 to 1985, Mr. Gratton was a logistics consultant with several large companies, including Bell Canada International, Cartier Engineering, BGCheco International and J.F. Pritchard & Sons International. During this time from 1974 to 1985, Mr. Gratton worked on a number of overseas projects, including the West-African Panaftel telecommunications implementation, the Andekaleka Hydroelectric Development Project in Madagascar and a large telecommunications project in Zaire. During this same time period, Mr. Gratton worked on the Reza Shah Kabir Hydroelectric development project in Iran and as administrator of the Hassi R'Mel (Algeria) training center and site of a major natural gas plant. Mr. Gratton has been a shareholder of NewTech Group International Inc. since 1995.


LOUIS LACROIX

         Mr. Louis Lacroix was appointed to the Board of Directors on November 19, 2002. Mr. Lacroix is Chairman of the Teamsters Canadian Pension Plan, Member of the Quebec Environmental Foundation and Member of the Council for the Canadian Unity since 1989. Mr. Louis Lacroix has been involved in the Canadian and Quebec labor movement for more than 30 years. His career as a trade unionist has promoted him to the highest positions in the labor organization where he worked most of his professional life. In 1989, Mr. Lacroix was elected President for the Canadian Conference of Teamsters and elected Int'l Vice President for the International Brotherhood of Teamsters in 1991, which is the world's largest union in the transport industry. Mr. Lacroix has been appointed International Director and President for the Canadian Conference of Teamster in 1988. Mr. Lacroix retired in 2000. In addition to his responsibilities as President and International Director, Mr. Lacroix is directly involved in various activities and organizations of social, environmental and para-professional nature. In spite of his numerous commitments within the Teamsters Union, Mr. Lacroix has been involved in various social, community and charitable activities. Mr. Lacroix is the chairman of the Omnium Louis Lacroix, an annual golf tournament which benefits various social and environmental organizations and was recipient of the "Histadrut Menorah Award."


RESIGNATION OF DIRECTORS AND OFFICERS

         On October 4, 2002, Mr. Jack Ehrenhaus was removed as the President of NewTech Brake. Mr. Denis Gamache resigned as the Chief Executive Officer on October 4, 2002 and as Director on November 19, 2002.


COMPENSATION OF DIRECTORS

         The Board of Directors has not received compensation for acting as a director. The Board of Directors received options to purchase 125,000 shares of common stock during their terms as directors. The exercise price for these options is $0.50 per share and they expire one year after the director resigns from his directorship.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and beneficial owners of more than ten percent of any class of Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and beneficial owners of more than ten percent are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ending February 28, 2003, we are not aware of any instance where any of the officers, directors and 10% stockholders of NewTech Brake failed to make any filings.

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE
                             OPTION/SAR GRANTS TABLE

---------------------------------------------------------------------------------------------------------------------------
                                          ANNUAL COMPENSATION                           LONG-TERM COMPENSATION
                               -------------------------------------  -----------------------------------------------------
                                                                                  AWARD                    PAYOUTS
                                                                      -------------------------   -------------------------
NAME AND                                                                RESTRICTED
  PRINCIPAL                                              OTHER ANNUAL   STOCK        OPTIONS/       LTIP        ALL OTHER
  POSITION          YEAR        SALARY        BONUS      COMPENSATION    AWARD(S)      SAR'S       PAYOUTS    COMPENSATION
                                 ($)           ($)           ($)           (#)          (#)          ($)           ($)
----------------  -----------  ----------  ---------     ------------   ----------   ----------   ---------    ------------
Jack Ehrenhaus     2002         $      0     $      0        $      0             0            0            0     $      0
Former President   2001         $      0     $      0        $      0             0            0            0     $      0

Christian Richer   2002(5)      $      0     $      0        $      0             0            0            0     $      0
Former Chief       2001         $      0     $      0        $  4,000(4)                                          $      0
Executive          2000         $      0     $      0        $  4,000(4)    100,000(5)   100,000(6)         0     $      0
Officer(2)

Dr. Ilya Gerol     2001(1)      $ 65,000     $      0        $      0             0            0            0     $      0
Chairman and Chief 2002         $ 12,000     $      0        $      0             0            0            0     $      0

Executive Officer(3)

(1) Mr. Ehrenhaus was the President of NewTech Brake from December 31, 2001 to October 4, 2002.

(2) Mr. Richer was appointed Chief Executive Officer of NewTech Brake effective August 29, 2000 and resigned from his position effective May 1, 2001. Mr. Richer had an employment agreement under which he was to receive an annual salary of $90,000 per year. Due to cash shortage, Mr. Richer did not receive any portion of this salary.

(3) Chief Executive Officer from March 1, 2000 (start of fiscal year through April 30, 2002).

(4) Mr. Richer's employment contract provided for an annual car allowance of $4,000.

(5) Under the terms of his employment contract, Mr. Richer was granted options to purchase 100,000 shares of NewTech Brake common stock at an exercise price of $0.05 per share for each year his employment contract was in effect.

(6) Under the terms of his employment contract, Mr. Richer was granted 100,000 shares of NewTech Brake's common stock.




OPTION/SAR GRANTS IN LAST FISCAL YEAR

         None.


INDIVIDUAL GRANTS




ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the information as of May 28, 2003 regarding the beneficial ownership of the Company's Common Stock, $.0001 par value, as of the date hereof and after the Offering by (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding shares of Common Stock, (ii) each director and executive officer of the Company who owns shares and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares of Common Stock are owned by the individual named as sole record and beneficial owner with exclusive power to vote and dispose of such shares. None of the people listed below owns any other securities of the Company. There are no arrangements, other than those mentioned in the `Subsequent Events' section of this document (see above) which may result in a change in control of the Company.

                                                                                              COMMON STOCK
                                                                                        BENEFICIALLY OWNED
NAME/ADDRESS                                         TITLE OF CLASS                                 NUMBER       PERCENT(1)
--------------------------------------               --------------                     -------------------      ----------
Yvon Rancourt                                        Common stock                          625,000(2) (3)                 *
779 Industrial Blvd.
Blainville, Quebec J7C 3V3

NewTech Group International Inc.(3)                  Common stock                                                    85.81%
                                                                                        55,418,952
779 Industrial Blvd.
Blainville, Quebec J7C 3V3

Claude Rancourt                                      Common stock                          125,000(2) (3)                 *
779 Industrial Blvd.
Blainville, Quebec J7C 3V3

Gilbert Lasnier                                      Common stock                          125,000(2)                     *
779 Industrial Blvd.
Blainville, Quebec J7C 3V3

Marc-Antoine Gratton                                 Common stock                          125,000(2)                     *
779 Industrial Blvd.
Blainville, Quebec  J7C 3V3

Louis Lacroix                                        Common stock                          177,500(2)                     *
779 Industrial Blvd.
Blainville, Quebec  J7C 3V3

Directors and All Officers as a Group(3)             Common stock                       56,593,952                   87.63%
779 Industrial Blvd.
Blainville, Quebec J7C 3V3

------------

*    Represents less than 1%.


(1) Applicable percentage of ownership is based on 63,959,872 shares of common stock outstanding as of May 28, 2003, together with securities exercisable or convertible into shares of common stock within 60 days of May 28, 2003 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of May 28, 2003 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


(2) Includes an option to purchase 125,000 shares of common stock at an exercise price of $0.50 per share.


(3) Pursuant to the Asset Transfer and Change of Control Agreement, dated April 11, 2002, by and between the Company and NewTech Group International Inc., NewTech Brake issued 59,800,000 shares of NewTech Brake's common stock to NewTech Group International Inc. as payment for product licensing and distribution rights. Subsequently, NewTech Group International Inc. transferred 4,381,048 shares, leaving 55,418,952 shares of common stock. The two majority shareholders of NewTech Group International Inc. are Mr. Yvon Rancourt and Mr. Claude Rancourt. Together they are majority shareholders of NewTech Group International Inc. which represents 51.48% of the total outstanding shares of NewTech Group International Inc.. Accordingly, Mr. Yvon Rancourt and Mr. Claude Rancourt are deemed to be the beneficial owners of the shares in NewTech Brake held by NewTech Group International Inc.


(4)  Consists of 5 individuals.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September 2001, NewTech Brake issued 1,100,000 shares of common stock to the former Chairman of the Board, Ilya Gerol, Vice-President, Virtchestov Makarov and Olga Frolova, as administrative employee, in settlement of accrued unpaid wages in the amount of $156,735.24. Of the 1,100,000 shares of common stock distributed, Mr. Gerol received 500,000 shares of common stock, Mr. Makarov received 500,000 shares of common stock and Ms. Frolova received 100,000 shares of common stock as compensation. These shares were issued before the reverse stock split.

         By way of an assignment from VI  Interservice  Inc., an entity owned by
V. Makarov, a former director and officer of NewTech Brake, NewTech Brake entered into an office lease agreement for its Montreal office on September 15, 2000. The lease was cancelled in December 2001. The monthly rent amount was $1,705. Prior to September 15, 2000, NewTech Brake rented office space from VI Interservice Inc. at an annual rental of $24,000. NewTech Brake believes the rate was at fair-market value.

         In February 2002, NewTech Brake issued 1,500,000 shares of common stock to the former Chairman of the Board, Ilya Gerol and former Vice-President, Viatcheslav Makarow in settlement of accrued, unpaid wages in the amount of $45,996 and loans to NewTech Brake in the amount of $20,000. Mr. Gerol and Mr. Makarow each received 750,000 shares of common stock, which were issued before the reverse stock split.

         On July 1, 2002, the Asset Transfer and Change in Control Agreement was completed and NewTech Brake Corp. transferred to NewTech Group International Inc. 30,000,000 shares of NewTech Brake's common stock toward the partial payment for product licensing and distribution rights set out in the agreement. Under the terms of the agreement, NewTech Brake purchased the NewTech Group International Inc. heavy vehicle brake product licensing and distribution rights for North America and Europe at a value of $11,960,000 and was required to issue a total of 59,800,000 shares of its common stock. Additionally, royalties are to be paid but the amount is yet to be determined.

         On January 21, 2003, NewTech Brake issued the remaining 29,800,000 shares of common stock to the NewTech Group in connection with the Asset Transfer and Change in Control Agreement.

                                     PART IV


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (A) LIST OF EXHIBITS.

         None.

         (B) REPORTS ON FORM 8-K.

         No reports were filed during the last quarter of the period covered by this report.


ITEM 14.  CONTROLS AND PROCEDURES

         QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer
(CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

         CEO AND CFO CERTIFICATIONS. Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the
Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

         DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

         LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         SCOPE OF THE CONTROLS EVALUATION. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

         Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

         In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

         CONCLUSIONS. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Intel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

                                Mark Cohen C.P.A.
                           1772 East Trafalgar Circle
                               Hollywood, Fl 33020
                                 954) 922 - 6042

-------------------------------------------------------------------------------



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of NewTech Brake Corp.

We have audited the accompanying consolidated balance sheet of NewTech Brake Corp. as of February 28, 2003 and 2002, and the related statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NewTech Brake Corp. at February 28, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has experienced an operating loss and management has determined that it will require additional capital to continue funding operations and meet its obligations as they come due. As discussed in
Note 7, management believes the existing sources of financing are sufficient to fund cash requirements for the next twelve months.




/s/ Mark Cohen
Mark Cohen C.P.A.
A Sole Proprietor Firm


Hollywood, Florida
May 15, 2003

                               NEWTECH BRAKE CORP.
                           CONSOLIDATED BALANCE SHEET
                              AT FEBRUARY 28, 2003


                                                                     February 28   February 28
                                                                        2003           2002
                                                                   ------------   -------------
                                                                     $                $
                                  Assets
Current assets
  Cash and cash equivalents                                                16,960              22
  Other receivables                                                         1,641           8,216
                                                                    -------------       ---------
    Total current assets                                                   18,601           8,238

Property and equipment, net                                                  --            82,771

Prepaid financing commitment fees                                         500,000            --

Licenses                                                               11,960,000            --
                                                                    -------------      ----------
    Total assets                                                       12,478,601          91,009
                                                                    =============      ==========

                   Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable and accrued liabilities                                294,986         503,796
  Short term borrowings (related parties)                                 175,118          85,172
  Current portion of long term debt                                       135,507            --
                                                                    -------------       ----------
    Total current liabilities                                             605,611         588,968

Long Term Debt                                                             65,391         187,500
                                                                    -------------      ----------
    Total Liabilities                                                     671,002         776,468

Shareholders' Equity
  Common  Stock,  $.0001 par value;  authorized 200,000,000
    shares in 2003 and 50,000,000 shares in 2002;
    issued and outstanding - 63,779,872
    and 45,822,337 respectively                                             6,375           4,582
  Paid in Capital                                                      16,715,842       4,094,742
  Accumulated Deficit                                                  (4,914,619)     (4,797,385)
  Accumulated other comprehensive income                                     --            12,600
                                                                    -------------      -----------
    Total Shareholder's Equity                                         11,807,598        (685,461)

    Total liabilities and shareholder's equity                         12,478,601          91,009
                                                                    =============      ===========


Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.

                               NEWTECH BRAKE CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 2003 AND
                                FEBRUARY 28, 2002


                                                            Twelve months ended
                                                     ---------------------------------
                                                     February 28         February 28
                                                         2003               2002
                                                     --------------   -----------
                                                      $              $
Revenues                                                    --          391,013

Cost of Sales                                               --          575,393
                                                     --------------   -----------

Gross Profit (loss)                                         --         (184,380)

Operating expenses:
  Marketing                                                 --          173,877
  Salaries and payroll related                            17,338        174,450
  Professional Fees                                      160,363        325,746
  Travel                                                  33,763         31,763
  Rent                                                      --            2,218
  Selling, general and administrative expenses           123,082        219,263
                                                     --------------  ------------

    Total operating expenses                             334,547        927,317

Loss before other income (expense)                      (334,547)    (1,111,697)

Other income (expense):
  Gain on write-off of liabilities                       257,839           --
  Interest expense                                       (30,891)       (52,205)
  Write down on impaired software                           --          (14,375)
  Loss on abandonment of property                           --          (87,798)
  Loss on investment                                        --         (249,269)
  Foreign exchange gain (loss)                           (22,234)          --
                                                     --------------  -----------

   Total other income (expense)                          204,714       (403,647)
                                                     --------------  -----------
Loss from continuing operations                         (129,833)    (1,515,344)
                                                     --------------  -----------
Discontinued Operations:
   Loss from operations of discontinued subsidiary          --         (568,145)
  Gain on debt cancellation of bankrupt subsidiary          --        1,662,750
                                                     --------------  -----------
  Net result from discontinued subsidiary                   --        1,094,605
                                                     --------------  -----------
Net Loss                                                (129,833)      (420,739)
                                                     ==============  ===========
Basic weighted average common shares outstanding      25,237,215     32,695,887
                                                     ==============  ===========
Basic and diluted Loss per common share                  (0.0051)       (0.0129)


Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement

                               NEWTECH BRAKE CORP.
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)

                                                                                                      Accumulated
                                         Common Stock                                                    other          Total
                                     ----------------------      Paid-in   Deferred      Accumulated  Comprehensive   Stockholders'
                                        Shares       Amount      Capital  Compensation      Deficit    Income/loss)    Equity
                                     -----------    --------   ---------- --------------  -----------    ------      ------------
Balance, February 28, 2001            25,206,037      2,510     2,905,921     (16,666)    (4,376,646)        -       (1,484,880)
Amortization of deferred
compensation                                                                   16,666                                    16,666
Issuance of common stock in a
private                                   87,500          9        13,991                                                14,000
placement ($.16 per share)
Issuance of common stock in a
private                                  100,000         10        19,990                                                20,000
placement ($.20 per share)
Issuance of common stock in a
private                                   46,083          5         9,995                                                10,000
placement ($.22 per share)
Issuance of common stock in a
private                                1,198,882        120       142,547                                               142,667
placement ($.12 per share)
Issuance of common stock in a
private                                  600,000         60         9,940                                                10,000
placement ($.02 per share)
Issuance of common stock in lieu
of interest                              130,432         13        33,411                                                33,424
Issuance of common stock for other
investments                            2,000,000        200        24,800                                                25,000
Issuance of common stock for
conversion of debt                     8,600,000        860       400,768                                               401,628
Issuance of common stock for
services                               7,853,403        786       533,383                                               534,169
Net loss year ended February 28,
2002                                                                                        (420,739)                  (420,739)
Foreign currency translation
adjustment                                                                                              12,600           12,600
                                       ---------    -------    ---------    --------   ------------   -------     -------------
Balance, February 28, 2002
                                       45,822,337     4,582     4,094,742          -      (4,797,385)   12,600         (685,461)
Issuance of common stock for
services                               4,000,000        400        39,600                                                40,000
Reverse split of common stock - 20
to 1                                   (47,331,192)  (4,736)        4,736                                                     -
Issuance of common stock for brake
system license                         59,800,000     5,980    11,954,020                                            11,960,000
Issuance of common stock for
conversion of debt                       298,250         30       122,863                                               122,893
Issuance of common stock for
financing                              1,190,477        119       499,881                                               500,000
commitment fees
Net loss year ended February 28,
2003                                                                                      (117,234)    (12,600)        (129,834)
                                       ---------    -------    ---------    --------   ------------   --------     -------------
Balance, February 28, 2003
                                      63,779,872      6,375     16,715,84          -     (4,914,619)         -       11,807,598
                                      ==========    =======    ==========   =========  =============  ========    =============



Read the accompanying notes to financial statements, which are an integral part of this financial statement.

                               NEWTECH BRAKE CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 2003 AND FEBRUARY 28, 2002


                                                                                   Twelve months ended
                                                                            ---------------------------------
                                                                             February 28,        February 28,
                                                                                  2003                2002
                                                                             -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                         (129,833)      (420,739)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                     82,771        114,000
     Foreign exchange translation                                                     13,398           --
     Amortization of employee stock based compensation                                  --           16,666
     Stock issued for marketing services                                                --          154,000
     Stock issued for consulting services                                             40,000         19,000
     Stock issued for software development                                              --          150,000
     Stock issued for other services                                                    --          211,150
     Stock issued for interest                                                          --           33,443
     Write down of impaired software                                                    --           14,375
     Loss on Abandoned property - continued operations                                  --           54,617
     Loss on Abandoned property - discontinued operations                               --           69,589
     Loss on Investments                                                                --          144,276
     Change in Comprehensive income                                                     --          (12,600)
     Gain on write-off of liabilities                                               (257,839)          --
   Changes in Operating assets and liabilities:
     Receivables and other assets                                                      6,576        365,546
     Accounts payable and other liabilities                                          261,865     (1,104,855)
                                                                                  ----------      ----------

       Net cash provided by/(used in) operating activities                            16,938       (191,532)
                                                                                  ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loss on investment                                                                   --          (27,662)
   Purchase of Property and equipment                                                   --          (33,181)
                                                                                  ----------      ----------

       Net cash provided by/(used in) investing activities                              --          (60,843)
                                                                                  ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from:
     Stockholder's capital contribution, net                                            --          196,667
     Short-term borrowing, net                                                          --           28,250
                                                                                  ----------      ----------

       Net cash provided by financing activities                                        --          224,917
                                                                                  ----------      ----------
   Net increase (decrease) in cash and cash equivalents                               16,938        (27,458)
   Cash and cash equivalents, beginning of period                                         22         27,480
                                                                                  ----------      ----------
   Cash and cash equivalents, end of period                                           16,960             22
                                                                                  ==========      ==========
  Supplemental Schedule of noncash investing and financing activities:
    Common stock issued for repayment of accounts payable                             57,722           --
    Common shares issued for repayment of short term borrowings                       65,172           --
    Common shares issued in payment of licenses                                   11,960,000           --
                                                                                  ==========      ==========
    Common shares issued in payment of financing commitment fees                     500,000           --
    Common stock issued for investment                                                  --           25,000
    Common stock issued to extinguish short term borrowings                             --          122,400




Read the accompanying accounting notes to financial statement, which are an integral part of this financial statement.

                               NEWTECH BRAKE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

NewTech Brake Corp. (the "Company"), previously Internet VIP Inc., was incorporated in the State of Delaware on November 13, 1998. The Company was formed to sell long distance international telephone services using the technology, Voice over Internet Protocol ("VoIP"). The Company also operated through a wholly owned Canadian subsidiary corporation, IVIP Telcom Canada Inc., which dissolved through the Canadian bankruptcy system on or about October 25, 2001.

Under the name of NewTech Brake Corp., the new business will be to identify, develop and exploit, under licenses brought from NewTech Group International Inc., opportunities to provide a new generation of safer, more efficient and cost-effective full contact disc brakes and related components to the North American and European heavy vehicle market.

NewTech Brake Corp. prepares its consolidated financial statements in accordance with generally accepted accounting principles. This basis of accounting involves the application of accrual accounting; consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.

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

Receivables:

The Company believes that the carrying amount of receivables at February 28, 2003 approximates the fair value at such date.

Property, equipment and depreciation:

Property  and  equipment  are  stated  at cost  less  accumulated  depreciation.
Depreciation is computed using the straight line method over the estimated useful lives as follows when the property and equipment is placed in service:

     ------------------------------- ---------------------------
                                        Estimate Useful Life
                                             (In Years)
     ------------------------------- ---------------------------
      Computer Equipment                          3
     ------------------------------- ---------------------------

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

Revenue Recognition:

The Company previous sources of revenues were in the form of sales from prepaid calling cards, dedicated line rentals, sales from telephone line usage on a time basis. Revenues from prepaid calling cards were recognized when the calling cards were used, any unused time was considered deferred revenue. Revenues from line rentals were recognized over the contractual life of the line rental agreement. Revenues from sales from telephone line usage were recognized when the line was used.

In the future, revenues will be in the form of sales from braking systems and will be recognized when the braking system is delivered to the client.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies. Management believes that NewTech Brake Corp.'s revenue recognition practices are in conformity with the guidelines of SAB 101.

Earnings (Loss) per share calculation:

Earnings (Loss) per common share are calculated under the provisions of SFAS No. 28, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted earnings (loss) per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Options and warrants are not considered in calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect.

Stock based compensation:

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". he Company accounts for stock based compensation granted to non employees in accordance with SFAS No. 123.

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

The Statement of Financial Accounting Standards Board (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued by the Financial Accounting Standards Board (FASB) in July 2001. This Statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment, for fiscal years beginning after October 31, 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets." The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

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

NOTE 3 - PROPERTY AND EQUIPMENT

At February 28, 2003, equipment with a cost of $244,804 was fully depreciated. The Company has removed the original cost and related accumulated depreciation accounts.

NOTE 4 - SHORT TERM BORROWINGS

On March 14, 2000, the Company entered into a $25,000 loan agreement with a nonaffiliated party for an initial period of three months which has been extended indefinitely. The loan bears interest of 15% per annum, payable in cash or common shares of the Company, at the Company's option, at a conversion rate of 1 share for $0.0625 of interest. The loan is convertible at any time, at the lender's option, in whole or in part, to common shares of the Company at a conversion rate of $0.25 per share. The interest expense resulting from the beneficial conversion feature has been charged to the statement of operations for the year ended February 28, 2002. Substantially all of the Company's assets are pledged to guarantee the repayment of the loan. The balance of the loan at February 28, 2003 was $23,000 including unpaid interest for the fiscal year ending February 28, 2003.

During the current fiscal year, the Company has received advances on a short-term basis from NewTech Group International Inc., a major shareholder of the Company, to support the development of the brake system operations. As of February 28, 2003, the balance is $155,118.

NOTE 5 - CONVERTIBLE DEBENTURE

On September 22, 2000, NewTech Brake Corp. entered into a convertible debenture agreement with an unaffiliated party. The amount of the debenture was $300,000 Canadian Dollars (US $200,100). The debenture bears interest of 10% per annum and expires on September 30, 2002. The debenture can be converted, at the discretion of the holder, at any time up to the expiring date into common shares of NewTech Brake Corp. at a rate of 1 share per US $0.05 of the balance outstanding which rate has been adjusted for the one-for-twenty reverse stock split. This debenture is in default and NewTech Brake Corp. is attempting to negotiate a settlement with the lender. On December 23, 2002, NewTech Brake Corp. entered into an agreement with the debenture holder providing for the redemption of the convertible debenture. The agreement provides that NewTech Brake Corp. will redeem the convertible debenture with 16 equal monthly installments of $25,000 Canadian dollars (US $16,667), including interest, commencing February 15, 2003 and the last installment of $24,687 Canadian Dollars (US $16,458) on June 15, 2004.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In December 1998 the Company entered into a 4 year consulting agreement with the Nais Corp., a shareholder, according to which Nais Corp. will provide the Company with financial and business public relation consulting services in consideration for $6,000 USD per month. In accordance to the agreement, commitment will start when the Company reaches certain amounts of revenue as defined in the agreement. Nais Corp. claims that it is owed approximately $240,000 USD at February 28, 2002. Prior to March 31, 2001, management believed that this claim had no merit based on the limited revenue generation not meeting the minimum requirements of the agreement. Mr. Jack Ehrenhaus, managing director of Nais Corp. became the president of the Company during the fiscal year ended February 28, 2002, and believed at February 28, 2002 the claim has merit. The financial statements ended February 28, 2002 reflect an accrued liability of approximately $240,000 as consulting expense. At February 28, 2003, Mr.
Ehrenhaus was no longer the president of the Company. Current management believes that this claim, once again, has no merit and at February 28 ,2003, has reversed the liability and reflected a gain of $257,839 in the current year financial statements.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $129,833 and $420,739 for the twelve months ended February 28, 2003 and February 28, 2002. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Accordingly, pursuant to the Equity Line of Credit, the Company, at its discretion, may periodically issue and sell to Cornell Capital Partners shares of common stock for a total purchase price of $25.0 million. The amount of each advance is subject to an aggregate maximum advance amount of $1,100,000 in any thirty-day period, under the Equity Line of Credit.

NOTE 8 - INCOME TAXES

The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carry forwards, because of uncertainty regarding its realizability.

NOTE 9 - RELATED PARTIES

In February 2002, the Company issued 1,500,000 shares of common stock to its President and Vice President in settlement of accrued unpaid wages in the amount of $45,996 and loans to the Company in the amount of $20,000.

NOTE 10 - SHAREHOLDER'S EQUITY

Pre reverse stock split

The Company issued 4,000,000 shares of common stock for consulting services rendered totaling $40,000.

Reverse stock split

On July 1, 2002, the Company effectively reversed split its common shares in a ratio of twenty (20) to one (1).

Increase in authorized shares

On January 9, 2003, the Company amended its Articles of Incorporation to increase its common shares from 50 million to 200 million.

Post reverse stock split and increased authorized shares

The Company issued 59,800,000 shares of common stock to NewTech Group International Inc. pursuant to an Acquisition of Assets and Change of Control Agreement dated April 11, 2002 (the "Agreement"), whereby, NewTech Group International Inc. will transfer all of their interests in certain patents, and rights of certain automotive technologies specifically related to the brake system in heavy vehicle markets (the "NewTech Interests") to the Company valued at $11,960,000.

The Company issued 298,250 shares of common stock in settlement of debt valued at $122,893.

The Company issued 1,190,477 shares of common stock in settlement of prepaid financing commitment fees valued at $500,000.

NOTE 11 - SUBSEQUENT EVENTS

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

/S/YVON RANCOURT CHAIRMAN                      Date:    May 28, 2003
--------------------------------------
Yvon Rancourt


/S/CLAUDE RANCOURT DIRECTOR, SECRETARY         Date:    May 28, 2003
--------------------------------------
Claude Rancourt


/S/MARC-ANTOINE GRATTON DIRECTOR               Date:    May 28, 2003
--------------------------------------
Marc-Antoine Gratton


/S/GILBERT LASNIER DIRECTOR                    Date:    May 28, 2003
--------------------------------------
Gilbert Lasnier


/S/LOUIS LACROIX DIRECTOR                      Date:    May 28, 2003
--------------------------------------
Louis Lacroix

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of NewTech Brake Corp. (the "Company") on Form 10-KSB for the year ended February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


/s/ Yvon Rancourt
----------------------------------------------------
Yvon Rancourt
President, Chief Executive Officer,
Chief Operating Officer and Chief Financial Officer

                                  CERTIFICATION
                             PURSUANT TO SECTION 302

     I, Yvon Rancourt, certify that:

     1. I have  reviewed  this  Annual  Report on Form  10-KSB of NewTech  Brake
Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 28, 2003                     By:      /s/ YVON RANCOURT
                                                   -----------------
                                                   Yvon Rancourt
                                                   President,
                                                   Chief Operating Officer and
                                                   Chief Executive Officer

                                  CERTIFICATION
                             PURSUANT TO SECTION 302

     I, Yvon Rancourt, certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of NewTech Brake Corp.

     2. Based on my Knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 28, 2003                         By:      /s/ YVON RANCOURT
                                                       -----------------
                                                       Yvon Rancourt
                                                       Chief Financial Officer