Form 10QSB
period 2003-05-31
NEWTECH BRAKE CORP
filed 2003-07-11
CIK 1080008

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the quarterly period ended May 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of July 10, 2003, the Registrant had 66,959,872 shares of its common stock outstanding.


Transitional Small Business Disclosure Format: YES [ ]  NO [X]

                              Index to Form 10-QSB
                       For the Quarter ended May 31, 2003



                                                                                                                Page
                                                                                                                ----
PART I. FINANCIAL INFORMATION

    Item 1. Consolidated Financial Statements (Unaudited)
            Balance Sheet as of May 31, 2003                                                                      1

            Statement of Operations for the three-month periods ended May 31, 2003 and 2002                       2

            Statement of Cash Flows for the three-month periods ended May 31, 2003 and 2002                       3

            Notes to the Financial Statements for the three-month period ended May 31, 2003                       4

    Item 2. Management's Discussion and Analysis                                                                  8

    Item 3. Controls and Procedures                                                                              10

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings                                                                                    11

    Item 2. Changes in Securities                                                                                11

    Item 3. Defaults Upon Senior Securities                                                                      11

    Item 4. Submission of Matters to a Vote of Security Holders                                                  11

    Item 5. Other Information                                                                                    11

    Item 6. Exhibits and Reports on Form 8-K                                                                     11

ITEM 1. FINANCIAL STATEMENTS


                               NEWTECH BRAKE CORP.
                           CONSOLIDATED BALANCE SHEET
                                 AT MAY 31, 2003

                                   (UNAUDITED)

                                                  Assets

Current assets
  Cash and cash equivalents                                                                               $    188,179
  Other receivables                                                                                             14,108
                                                                                                          ------------

    Total current assets                                                                                       202,287

Prepaid financing commitment fees                                                                              500,000
Licenses                                                                                                    11,960,000
                                                                                                          ------------

    Total assets                                                                                          $ 12,662,287
                                                                                                          ============

                                   Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable and accrued liabilities                                                                $    301,609
  Short term borrowings (related parties)                                                                      524,952
  Current portion of long term debt                                                                            182,970
                                                                                                          ------------
    Total current liabilities                                                                                1,009,531

Long Term Debt                                                                                                  17,928
                                                                                                          ------------

    Total Liabilities                                                                                        1,027,459
                                                                                                          ------------

Shareholders' Equity
  Common Stock, $.0001 par value; authorized 200,000,000 shares; issued and outstanding - 63,959,872             6,393
  Paid in Capital                                                                                           16,751,824
  Accumulated Deficit                                                                                       (5,123,389)
                                                                                                          ------------

    Total Shareholder's Equity                                                                              11,634,828
                                                                                                          ------------

    Total Liabilities and Shareholder's Equity                                                            $ 12,662,287
                                                                                                          ============


Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.

                               NEWTECH BRAKE CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MAY 31, 2003 AND 2002
                                   (UNAUDITED)

                                                             Three months ended
                                                                   May 31,
                                                      -------------------------------
                                                          2003               2002
                                                      ------------       ------------
Revenues                                              $         --       $         --
Cost of Sales                                                   --             20,400
                                                      ------------       ------------
Gross Profit (loss)                                             --            (20,400)

Operating expenses:
  Marketing                                                 25,569                 --
  Salaries and payroll related                              36,660                500
  Professional Fees                                         31,851             64,625
  Consulting services                                       77,792                 --
  Travel                                                     4,511                 --
  Selling, general and administrative expenses              26,576             12,820
                                                      ------------       ------------
    Total operating expenses                               202,959             77,945
                                                      ------------       ------------

      Loss before other income (expense)
                                                          (202,959)           (98,345)

Other income (expense):
  Interest expense                                          (6,393)            (5,888)
  Foreign exchange gain                                        596                  7
                                                      ------------       ------------

    Total other income (expense)                            (5,797)            (5,881)
                                                      ------------       ------------


Net Loss                                              $   (208,756)      $   (104,226)
                                                      ============       ============

Basic weighted average common shares outstanding        63,869,872         34,951,305
                                                      ------------       ------------

Basic and diluted Loss per common share               $      (0.00)      $      (0.00)
                                                      ------------       ------------


Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.

                               NEWTECH BRAKE CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                                      Three months ended
                                                                                            May 31,
                                                                                   -------------------------
                                                                                     2003             2002
                                                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                         $(208,756)      $(104,226)

  Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation                                                                          --          20,400
    Stock issued for consulting services                                              36,000          40,000

  Changes in Operating assets and liabilities:

    Receivables and other assets                                                     (12,467)          1,632
    Accounts payable and other liabilities                                             6,608          40,257
                                                                                   ---------       ---------

Net cash used in operating activities                                               (178,615)         (1,937)
                                                                                   ---------       ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities                                       --              --

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from:

    Short-term borrowings (related parties)                                          349,834           2,000
                                                                                   ---------       ---------
 Net cash provided by financing activities                                           349,834           2,000
                                                                                   ---------       ---------


   Net increase in cash and cash equivalents                                         171,219              63

  Cash and cash equivalents, beginning of period                                      16,960              22
                                                                                   ---------       ---------

  Cash and cash equivalents, end of period                                         $ 188,179       $      85
                                                                                   =========       =========


Read the accompanying accounting notes to financial statement, which are an integral part of this financial statement.

                               NEWTECH BRAKE CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  MAY 31, 2003


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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended February 28, 2003 included under the Form 10-KSB filed with the Securities and Exchange Commission.

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


NOTE 2 - LICENSES

Licenses are accounted for at cost and are amortized on a straight-line basis over a ten-year period. Amortization of July 1, 2002 licenses acquisition will be accounted for starting on September 1, 2003.


NOTE 3 - REVENUE RECOGNITION

Due to the reorganization and the new operations of the Company, the Company's source of revenues will be generated from sales of braking systems. Presently, no revenues from the sales of braking systems have been accounted for by the corporation (see note 7 for a description of the new operations of the Company).

                               NEWTECH BRAKE CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  MAY 31, 2003


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


NOTE 4 - NET PROFIT (LOSS) PER SHARE

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


NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $208,756 for the three-month period ended May 31, 2003 (unaudited).

The company's cash flow from operations in the current year cannot sustain the continuing operations. With no revenues being generated presently by the Company, additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Accordingly, pursuant to the Equity Line of Credit, the Company, at its discretion, may periodically issue and sell to Cornell Capital Partners shares of common stocks for a total purchase price of $25.0 million. The amount of each advance is subject to an aggregate maximum advance amount of $1,100,000 in any thirty-day period, under the Equity Line of Credit.


NOTE 6 - STOCKHOLDER'S EQUITY

In April 2003, the Company issued 180,000 shares of common stock in settlement of consulting services in the amount of $36,000 in connection with the Acquisition of Assets and Change of Control Agreement, dated April 11, 2002, between NewTech Group International Inc. and Internet VIP, Inc.

                               NEWTECH BRAKE CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  MAY 31, 2003


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

According to the agreement, NewTech Group International Inc. had received from NewTech Brake Corp., in payment of the license, 30,000,000 common shares in July 2002 and 29,800,000 in January 2003, for a total payment of 59,800,000 common shares (post reversed split). The primary telecom business of the Company has been discontinued. The new business will be to identify, develop and exploit, under licenses bought from NewTech Group International Inc., opportunities to provide a new full contact disc brakes and related components to the Global heavy vehicle market.

                               NEWTECH BRAKE CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  MAY 31, 2003

The present public Company, of which approximately 86% of the outstanding common stock is owned by NewTech Group International Inc., had changed its corporate name to NewTech Brake Corp. and its trading symbol to NWTB. Pursuant to the Agreement, NewTech exercised its right to designate a majority of the Board of Directors of the Company effective ten days after the Information Statement was mailed to shareholders ("the NewTech Designees").


NOTE 8 - NEWTECH BRAKE CORP. LIABILITIES


Liabilities Associated With Discontinued Internet VIP Operations

Included in the May 31, 2003 financial statements of the Company are $430,641 of accounts payable, accrued liabilities, short and long terms loans associated with the discontinued former telecom business operated by Internet VIP (IVIP), the predecessor company. As of the date of the agreement, the Company had $819,018 in accounts payable, accrued liabilities, short and long term loans. Under the terms of the Asset Transfer and Change in Control Agreement completed between NewTech Group International Inc. and IVIP, the former controlling shareholders of IVIP had agreed to pay, resolve or eliminate all outstanding debts of IVIP except for certain specific contractually accepted items totaling $200,000. As at July 1, 2002, the effective date of the asset transfer and change in control, IVIP had $619,018 of liabilities that were to be eliminated.

As of May 31, 2003, there remains an outstanding $430,641 of those liabilities which under the terms of the agreement were to be eliminated. NewTech and NewTech Group International Inc. management are of the opinion that these liabilities do not belong to NewTech as there was a contractual undertaking by prior IVIP management to satisfy those liabilities after the closing of the asset transfer. The prior controlling shareholders of IVIP have in fact agreed to resolve those items in the coming months. However, until those liabilities are in fact satisfied or eliminated they will remain in the accounts of NewTech as liabilities associated with discontinued operations.

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


Overview

At the beginning of the fiscal year ended February 28, 2002, IVIP was confident that it could realize the goals that it had set for itself, but, as the year progressed, and the telecommunications industry declined, mainly due to overcapacity, IVIP realized that, not only would the goals not be met, but that it was faced with a diminishing market for the foreseeable future.

On April 11, 2002, IVIP entered into an agreement with NewTech Group International Inc. of Blainville, Quebec, whereby IVIP underwent a change in control and a change in business orientation. IVIP's primary business was providing long distance services between Eastern European countries and the rest of the world. After nearly three years of building and developing this network and the expenditure of over two millions dollars, IVIP still had only minimal revenues and had not as yet reached profitability. Given the intense competition in the telecom business, the future was not as promising as when IVIP initially undertook this project. Therefore, the Board of Directors decided to seek out other ventures in addition to the Company's telecom business. NewTech Group International Inc. is an accomplished research and development company that has developed various technologies related to brake systems for heavy vehicles and is the owner of patents, licenses and rights to these technologies. As NewTech Group sought to commercialize and market products produced from these technologies, it was the intention of NewTech Group's Board of Directors to enter into an agreement that would sell and transfer rights to some of these technologies to IVIP.

In order to complete the transactions contemplated in the agreement, the Company re-organized the capitalization by reverse splitting the common stock in a ratio of one share for every twenty shares. IVIP also amended its corporate charter and changed its name to NewTech Brake Corp. The closing of these transactions took place on July 1, 2002.

Pursuant to the Agreement with NewTech Group International Inc., a company that has developed various technologies related to brake systems for heavy vehicles and owner of patents, licenses and rights to these technologies, NewTech Brake Corp. issued to NewTech Group International Inc. 59,800,000 shares of common stock (post reversed split), during the year ended February 28, 2003, in payment of the license as per the Asset Transfer and Change in Control Agreement. As a result of this transaction, approximately 92% of the outstanding common stock of the present public Company is owned by NewTech Group International Inc.

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


NewTech Brake Corp.

Under the name of NewTech Brake Corp., our new business will be to identify, develop and exploit, under licenses bought from NewTech Group International
Inc., opportunities to provide a new full contact disc brakes and related components to the Global heavy vehicle market.


Results Of Operations


         Three-Month Periods Ended May 31, 2003 And 2002

Higher operating and development expenses in the three-month period ended May 31, 2003 resulted in a loss of $208,756 compared to a loss of $104,226 for the same period ended May 31, 2002.


         Revenues

During the three-month periods ended May 31, 2003 and 2002, the Company generated no revenue from sales of products and services.


         Operating Expenses

During the three-month period ended May 31, 2003, the Company incurred $202,959 in operating expenses as compared to $77,945 in the same period in 2002. This year three-month period expenses are mostly related to the reorganization of the operations and the start-up costs of new business.


         Depreciation

During the three-month period ended May 31, 2003, the Company incurred no depreciation expense, compared to $20,400 for the same period in 2002 (see Note
2).


         Interest Expense

During the three-month period ended May 31, 2003, the Company incurred interest expense of $6,393 compared to $5,888 for the same period in 2002.


         Material Changes In Financial Condition, Liquidity And Capital
Resources

At May 31, 2003, the Company had cash and cash equivalents of $188,179, compared to $85 at same date in 2002. The Company had a working capital deficit of $807,244 at May 31, 2003. Negative cash flows from operating activities for the three-month period ended May 31, 2003 was $178,615 compared to $1,937 for the same period in 2002.

No investing activities incurred during the three-month periods ended May 31, 2003 and 2002.

Net cash provided by financing activities was a net of $349,834 for the three-month period ended May 31, 2003 and $2,000 for the same period in 2002.

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

On June 13, 2003, we entered into an agreement with two parties whereby the Company will receive approximately $3,000,000 in consideration of an issue of 3,000,000 common shares. This transaction is projected to be finalized during July 2003. The proceeds are planned to be used by the Company for current operations and development activities.


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

                                     PART II


                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None.


ITEM 2. CHANGES IN SECURITIES

During the quarter ended May 31, 2003, the Company issued 180,000 shares of common stock in connection with the following:

In April 2003, we issued 180,000 shares of our common stock to Rothschild Group Inc. as a consulting fee in connection with the Acquisition of Assets and Change of Control Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit No.    Description                                                   Location
-----------    -----------                                                   --------
3.1            Internet VIP, Inc.'s Certificate of Incorporation             Incorporated by reference to Exhibit 2.1 in
                                                                             the Registration Statement on Form 10-SB
                                                                             12G/A filed with the SEC on August 5, 1999

3.2            Internet VIP, Inc.'s By-laws                                  Incorporated by reference to Exhibit 2.2 in
                                                                             the Registration Statement on Form 10-SB
                                                                             12G/A filed with the SEC on August 5, 1999

3.3            NewTech Brake Corp. Certificate of Amendment to Certificate   Provided herewith
               of Incorporation

10.1           Lease Agreement, dated January 28, 1999, by and between       Incorporated by reference to Exhibit 6.1 in
               V.I. Internet Telecommunications Inc. and V.I.                the Registration Statement on Form 10-SB
               Interservices Inc.                                            12G/A filed with the SEC on August 5, 1999

Exhibit No.    Description                                                   Location
-----------    -----------                                                   --------
10.2           Memorandum of Understanding, dated November 25, 1998, by      Incorporated by reference to Exhibit 6.2 in
               and between V.I. Internet Telecommunications Inc. and The     the Registration Statement on Form 10-SB
               State Directory  "Specialized Technic and Communications"     12G/A filed with the SEC on August 5, 1999
               of The Ministry of Interior of Russian Federation


10.3           Memorandum of Understanding, dated November 25, 1998, by      Incorporated by reference to Exhibit 6.3 in
               and between V.I. Internet Telecommunications Inc. and         the Registration Statement on Form 10-SB
               Telecom XXI Development, LTD                                  12G/A filed with the SEC on August 5, 1999


10.4           Facilities Management Agreement, dated February 1, 1999, by   Incorporated by reference to Exhibit 6.4 in
               and between VIP Internet, Inc. and 3407276 Canada Inc.        the Registration Statement on Amendment No. 2
               d/b/a Bridgepoint Enterprises                                 to Form 10-SB 12G/A filed with the SEC on
                                                                             April 7, 2000

10.5           Agreement, dated June 9, 1999, by and between VI Internet     Incorporated by reference to Exhibit 6.5 in
               Telecommunications Inc. and Metrocom                          the Registration Statement on Amendment No. 2
                                                                             to Form 10-SB 12G/A filed with the SEC on
                                                                             April 7, 2000

10.6           Letter Amendment, dated February 10, 2000, to Internet VIP,   Incorporated by reference to Exhibit 6.3.1 in
               Inc. from Dr. V. Khimitchev, Chief of Scientific and          the Registration Statement on Amendment No. 3
               Research Institute, "Special Technique and Communications"    to Form 10-SB 12G/A filed with the SEC on May
               of the Ministry of Interior of Russian Federation             26, 2000


10.7           Employment Agreement, dated April 2000, by and between        Incorporated by reference to Exhibit 10 in
               Internet VIP, Inc. and Christian P. Richer                    the Quarterly Report on Form 10-QSB filed
                                                                             with the SEC on September 27, 2000

10.8           Agreement and Plan of Merger, dated May 30, 2001, by and      Incorporated by reference to Exhibit 99 in
               among Internet VIP Inc., Yapalot Acquisition Corp., Yapalot   the Current Report on Form 8-K filed with the
               Communications Inc., and Yapalot Communications Holdings      SEC on July 5, 2001
               Inc.

10.9           Consulting Agreement, dated July 5, 2001, by and between      Incorporated by reference to Exhibit 4.1 in
               Internet VIP, Inc. and Mayer Amsel                            the Registration Statement on Form S-8 filed
                                                                             with the SEC on July 11, 2001

10.10          Consulting Agreement, dated June 15, 2001, by and among       Incorporated by reference to Exhibit 4.1 in
               Internet VIP, Inc., Michael Tuszynski and John Delisa         the Registration Statement on Form S-8 filed
                                                                             with the SEC on July 30, 2001

10.11          Consulting Agreement, dated March 19, 2002, by and among      Incorporated by reference to Exhibit 10.1 in
               Internet VIP, Inc., Thom Skinner and Norbert Tauchner         the Registration Statement on Form S-8 filed
                                                                             with the SEC on May 29, 2002

10.12          Asset Transfer and Change in Control Agreement, dated April   Incorporated by reference to Exhibit 10.12 in
               11, 2002, by and between Internet VIP, Inc. and NewTech       the Quarterly Report on Form 10-QSB filed
               Group International, Inc.                                     with SEC on October 14, 2002

10.13          Equity Line of Credit Agreement, dated October 4, 2002, by    Incorporated by reference to Exhibit 10.13 in
               and between NewTech Brake Corp. and Cornell Capital           the Quarterly Report on Form 10-QSB filed
               Partners, LLP                                                 with SEC on October 14, 2002

Exhibit No.    Description                                                   Location
-----------    -----------                                                   --------
10.14          Registration Rights Agreement, dated October 4, 2002, by      Incorporated by reference to Exhibit 10.14 in
               and between NewTech Brake Corp. and Cornell Capital           the Quarterly Report on Form 10-QSB filed
               Partners, LP                                                  with SEC on October 14, 2002

10.15          Escrow Agreement, dated October 4, 2002, by and among         Incorporated by reference to Exhibit 10.15 in
               NewTech Brake Corp., Cornell Capital Partners, LP, Wachovia   the Quarterly Report on Form 10-QSB filed
               Bank, NA and Butler Gonzalez LLP                              with SEC on October 14, 2002

10.16          Placement Agent Agreement, dated October 4, 2002, by and      Incorporated by reference to Exhibit 10.16 in
               between NewTech Brake Corp. and Westrock Advisors, Inc.       the Quarterly Report on Form 10-QSB filed
                                                                             with SEC on October 14, 2002

16.1           Letter, dated October 16, 2000, from Arthur Andersen LLP to   Incorporated by reference to Exhibit 16.1 in
               the SEC                                                       the Current Report on Form 8K filed with SEC
                                                                             on October 23, 2000

(b) Form 8-K

On November 18, 2002, the Company filed a Current Report on Form 8-K with respect to Item 9 - Regulation FD Disclosure.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                NewTech Brake Corp.

July 10, 2003                                   By: /s/ Yvon Rancourt
                                                    ---------------------------
                                                    Yvon Rancourt
                                                    Chief Executive Officer



July 10, 2003                                   By: /s/ Yvon Rancourt
                                                    ---------------------------
                                                    Yvon Rancourt
                                                    Acting Chief Financial
                                                    Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of NewTech Brake Corp. (the "Company") on Form 10-Q for the period ended May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



                                             By: /s/ Yvon Rancourt
                                                 ------------------------------
                                                 Yvon Rancourt
                                                 Chief Executive Officer


                                             By: /s/ Yvon Rancourt
                                                 ------------------------------
                                                 Name: Yvon Rancourt
                                                 Title: Acting Chief Financial
                                                        Officer

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



                                                /s/ Yvon Rancourt
                                                ------------------------------
                                                Yvon Rancourt
                                                Chief Executive Officer

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




                                                 -------------------------------
                                                 Yvon Rancourt
                                                 Acting Chief Financial Officer