Form 10QSB
period 2003-08-31
NEWTECH BRAKE CORP
filed 2003-10-06
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

         Quarterly report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the quarterly period ended August 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of October 3, 2003, the Registrant had 66,959,872 shares of its common stock outstanding.


Transitional Small Business Disclosure Format: YES [ ]  NO  [X]


                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED AUGUST 31, 2003

                                                                                                                       PAGE

PART I.             FINANCIAL INFORMATION

    Item 1.         CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                    Balance Sheet as of August 31, 2003                                                                   1

                    Statement of Operations for the six and three-month periods ended August 31, 2003 and 2002            2

                    Statement of Cash Flows for the six-month periods ended August 31, 2003 and 2002                      3

                    Notes to the Financial Statements                                                                     4

    Item 2.         Management's Discussion and Analysis                                                                  7

    Item 3.         Controls and Procedures                                                                              10

PART II.            OTHER INFORMATION

    Item 1.         Legal Proceedings                                                                                    11

    Item 2.         Changes in Securities                                                                                11

    Item 3.         Defaults Upon Senior Securities                                                                      11

    Item 4.         Submission of Matters to a Vote of Security Holders                                                  11

    Item 5.         Other Information                                                                                    11

    Item 6.         Exhibits and Reports on Form 8-K                                                                     11


ITEM 1. FINANCIAL STATEMENTS


                               NEWTECH BRAKE CORP.
                           CONSOLIDATED BALANCE SHEET
                               AT AUGUST 31, 2003
                                   (UNAUDITED)


                                                  Assets

Current assets
  Cash and cash equivalents                                                                                     $  58,834
  Other receivables                                                                                                 8,047
----------------------------------------------------------------------------------------------------------- ----------------

    Total current assets                                                                                           66,881

Equipment, net                                                                                                    181,160
Prepaid financing commitment fees                                                                                 500,000
Licenses                                                                                                       11,960,000
----------------------------------------------------------------------------------------------------------- ----------------

    Total assets                                                                                             $ 12,708,041
=========================================================================================================== ================

                                   Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable and accrued liabilities                                                                     $  294,296
  Short term borrowings                                                                                            20,000
  Current portion of long term debt                                                                               200,898
----------------------------------------------------------------------------------------------------------- ----------------

    Total current liabilities                                                                                     515,194

Long term borrowings (related party)                                                                              618,919
----------------------------------------------------------------------------------------------------------- ----------------

    Total Liabilities                                                                                           1,134,113
----------------------------------------------------------------------------------------------------------- ----------------


Shareholders' Equity
  Common Stock, $.0001 par value; 200,000,000 shares authorized; issued and outstanding - 66,959,872                6,693
  Paid in Capital                                                                                              19,751,524
  Subscriptions receivable                                                                                     (2,905,600)
  Accumulated deficit                                                                                          (5,278,689)
----------------------------------------------------------------------------------------------------------- ----------------

    Total Shareholder's Equity                                                                                 11,573,928
----------------------------------------------------------------------------------------------------------- ----------------

    Total Liabilities and Shareholder's Equity                                                               $ 12,708,041
=========================================================================================================== ================

Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.


                               NEWTECH BRAKE CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
       FOR THE SIX AND THREE-MONTH PERIODS ENDED AUGUST 31, 2003 AND 2002
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                                  AUGUST 31,                          AUGUST 31,
                                                       ---------------------------------- -----------------------------------
                                                            2003              2002              2003              2002
                                                       ---------------- ----------------- ------------------ ----------------

Revenues                                                   $     -            $     -           $     -          $     -

Cost of Sales                                                    -             40,801                 -            20,401
------------------------------------------------------ ---------------- ----------------- ------------------ ----------------

Gross Profit (loss)                                              -            (40,801)                -           (20,401)
------------------------------------------------------ ---------------- ----------------- ------------------ ----------------

Operating expenses:
  Marketing                                                 33,135                  -             7,566                 -
  Salaries and payroll related                              69,780                514            33,120                14
  Professional Fees                                         97,580             72,244            65,729             7,619
  Consulting services                                       77,792                  -                 -                 -
  Travel                                                    21,829                  -            17,318                 -
  Selling, general and administrative expenses              43,833             28,718            17,257            15,898
------------------------------------------------------ ---------------- ----------------- ------------------ ----------------

    Total operating expenses                               343,949            101,476           140,991            23,531
------------------------------------------------------ ---------------- ----------------- ------------------ ----------------

Loss before other income (expense)                        (343,949)          (142,277)         (140,991)          (43,932)
------------------------------------------------------ ---------------- ----------------- ------------------ ----------------

Other income (expense):
  Interest expense                                         (12,015)           (11,310)           (5,622)           (5,422)
  Foreign exchange loss                                     (8,092)            (7,359)           (8,688)           (7,366)
------------------------------------------------------ ---------------- ----------------- ------------------ ----------------

    Total other income (expense)                           (20,107)           (18,669)          (14,309)          (12,788)
------------------------------------------------------ ---------------- ----------------- ------------------ ----------------


Net Loss
                                                        $ (364,056)     $    (160,946)    $    (155,300)     $     56,720)
------------------------------------------------------ ---------------- ----------------- ------------------ ----------------


Basic weighted average common shares outstanding        66,031,105         10,012,930        66,459,872        17,916,520
------------------------------------------------------ ---------------- ----------------- ------------------ ----------------

Basic and diluted Loss per common share                 $  ( 0.01)      $       (0.02)    $      ( 0.00)     $      (0.00)
====================================================== ================ ================= ================== ================

Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.


                               NEWTECH BRAKE CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX-MONTH PERIODS ENDED AUGUST 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                                                  SIX MONTHS ENDED
                                                                                          ---------------------------------
                                                                                                     AUGUST 31,
                                                                                                2003             2002
                                                                                          ----------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                                                                $    (364,056)    $    (160,946)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                                      -            40,801
    Stock issued for consulting services                                                         36,000            40,000

  Changes in Operating assets and liabilities:
    Receivables and other assets                                                                 (6,406)              981
    Accounts payable and other liabilities                                                         (705)           71,024
----------------------------------------------------------------------------------------- ----------------- ----------------

     Net cash used in operating activities                                                     (335,167)           (8,140)
----------------------------------------------------------------------------------------- ----------------- ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of equipment                                                                       (181,160)                -
----------------------------------------------------------------------------------------- ----------------- ----------------

     Net cash used in investing activities                                                     (181,160)                -
----------------------------------------------------------------------------------------- ----------------- ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from:
     Bank overdraft                                                                                   -             3,018
     Convertible debentures                                                                           -             5,100
     Stockholder's capital contribution, net                                                     94,400                 -
     Long term borrowings (related party)                                                       463,801                 -
----------------------------------------------------------------------------------------- ----------------- ----------------

     Net cash provided by financing activities                                                  558,201             8,118
----------------------------------------------------------------------------------------- ----------------- ----------------


Net increase (decrease) in cash and cash equivalents
                                                                                                 41,874               (22)

Cash and cash equivalents, beginning of period                                                   16,960                22
----------------------------------------------------------------------------------------- ----------------- ----------------

Cash and cash equivalents, end of period                                                  $      58,834     $           -
----------------------------------------------------------------------------------------- ----------------- ----------------

Read the accompanying accounting notes to financial statement, which are an integral part of this financial statement.


                               NEWTECH BRAKE CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 AUGUST 31, 2003


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


NOTE 2 - LICENSES

Licenses are accounted for at cost and are amortized on a straight-line basis over a ten-year period. Amortization of the licences acquired on July 1, 2002 will commence starting in the period when the braking system production starts.


NOTE 3 - REVENUE RECOGNITION

Due to the reorganization and the new operations of the Company, the Company's source of revenues will be generated from sales of braking systems. Presently, no revenues from the sales of braking systems have been accounted for by the corporation (see note 6 for a description of the new operations of the Company).

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

                               NEWTECH BRAKE CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 AUGUST 31, 2003



NOTE 5 - STOCKHOLDER'S EQUITY

In April 2003, the Company issued 180,000 shares of common stock in settlement of consulting services in the amount of $36,000 in connection with the Acquisition of Assets and Change of Control Agreement, dated April 11, 2002, between NewTech Group International Inc. and Internet VIP, Inc.

In June 2003, the Company issued 1,500,000 shares of common stock for a total subscription of $2,000,000 CAN and 1,500,000 shares of common stock for a total subscription of $1,500,000. As of August 31, 2003, $94,400 has been received, leaving a subscription receivable balance of $2,905,600 as reported on the balance sheet in Shareholders' Equity.

NOTE 6 - RE-ORGANIZATION OF THE COMPANY

During the quarter ended August 31, 2002, the Company entered into an agreement with NewTech Group International Inc. of Blainville, Quebec, whereby the Company underwent a change in control and a change in business orientation. The Company's primary business was providing long distance services between Eastern European countries and the rest of the world. After nearly three years of building and developing this network and the expenditure of over two million dollars, the Company still had only minimal revenues and had not as yet reached profitability. Given the intense competition in the telecom business, the future was not as promising as when the Company initially undertook this project. Therefore, the Board of Directors decided to seek out other ventures in addition to the Company's telecom business. NewTech Group International Inc. ("NewTech") is an accomplished research and development company that has developed various technologies related to brake systems for heavy vehicles and is the owner of patents, licenses and rights to these technologies. As NewTech sought to commercialize and market products produced from these technologies, it was the intention of NewTech's Board of Directors to enter into an agreement that would sell and transfer rights to some of these technologies to the Company.

In order to complete the transactions contemplated in the agreement, the Company re-organized the capitalization of the Company by reverse splitting the common stock in a ratio of one share for every twenty shares. The Company also amended its corporate charter and changed its name to NewTech Brake Corp. The closing of these transactions took place on July 1, 2002.

According to the agreement, NewTech Group International Inc. received from NewTech Brake Corp., in payment of the license to commercialize NewTech full contact disc brakes for the heavy duty vehicle market in North America and Europe, 30,000,000 common shares in July 2002 and 29,800,000 in January 2003, for a total payment of 59,800,000 common shares (post reversed split). The license agreement allows for royalties payment of 5% to NewTech Group International Inc. on sales of full contact disc brakes by NewTech Brake Corp. The primary telecom business of the Company has been discontinued. The mission of NewTech Brake Corp. is to identify, develop and exploit, under licenses bought from NewTech Group International Inc., opportunities to provide a new full contact disc brakes and related components to the Global heavy vehicle market.

The present public Company, of which approximately 86% of the outstanding common stock is owned by NewTech Group International Inc., changed its corporate name to NewTech Brake Corp. and its trading symbol to NWTB. Pursuant to the Agreement, NewTech Group International Inc. exercised its right to designate a majority of the Board of Directors of the Company.

                               NEWTECH BRAKE CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 AUGUST 31, 2003





NOTE 7 - NEWTECH BRAKE CORP. LIABILITIES


LIABILITIES ASSOCIATED WITH DISCONTINUED INTERNET VIP OPERATIONS

Included in the August 31, 2003 financial statements of the Company are $465,238 of accounts payable, accrued liabilities, short and long terms loans associated with the discontinued former telecom business operated by Internet VIP (IVIP), the predecessor company. As of the date of the agreement, the Company had $819,018 in accounts payable, accrued liabilities, short and long term loans. Under the terms of the Asset Transfer and Change in Control Agreement completed between NewTech Group International Inc. and IVIP, the former controlling shareholders of IVIP had agreed to pay, resolve or eliminate all outstanding debts of IVIP except for certain specific contractually accepted items totaling $200,000. As at July 1, 2002, the effective date of the asset transfer and change in control, IVIP had $619,018 of liabilities that were to be eliminated.

As of August 31, 2003, there remains an outstanding $465,238 of those liabilities which under the terms of the agreement were to be eliminated. NewTech and NewTech Group International Inc. management are of the opinion that these liabilities do not belong to NewTech as there was a contractual undertaking by prior IVIP management to satisfy those liabilities after the closing of the asset transfer. However, until those liabilities are in fact satisfied or eliminated they will remain in the accounts of NewTech as liabilities associated with discontinued operations.

ITEM 2. PLAN OF OPERATIONS/MANAGEMENT DISCUSSION AND ANALYSIS


FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements, including statements regarding, among other things, (a) the growth strategies of NewTech Brake Corp. (the "Company" or "NewTech Brake Corp."), (b) anticipated trends in the Company's industry, (c) the Company's future financing plans and (d) the Company's ability to obtain financing and continue operations. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


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

Pursuant to the Agreement with NewTech Group International Inc., a company that has developed various technologies related to brake systems for heavy vehicles and owner of patents, licenses and rights to these technologies, NewTech Brake Corp. issued to NewTech Group International Inc. 59,800,000 shares of common stock (post reverse split), during the year ended February 28, 2003, in payment of the license to commercialize NewTech full contact disc brakes for the heavy duty vehicle market in North America and Europe, as per the Asset Transfer and Change in Control Agreement. The license agreement allows for royalties payment of 5% to NewTech Group International Inc. on sales of full contact disc brakes by NewTech Brake Corp. As a result of this transaction, approximately 92% of the outstanding common stock of the present public Company is owned by NewTech Group International Inc.

On February 11, 2003, the Company terminated the Equity Line of Credit Agreement which it had previously executed on October 4, 2002. On April 1, 2003 NewTech Brake Corp. entered into a new Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Cornell Capital, subject to certain terms and conditions, will purchase up to $25 million of the Company's common stock. The term of the agreement is twenty-four months from the date of the effectiveness of the registration statement to be filed in connection with this financing, subject to termination at the sole discretion of the Company and subject to certain events. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the Company's common stock with a fixed 3% discount to the then-current market price. As a condition of the Equity Line of Credit Agreement, the Company must file a Registration Statement and the SEC must declare it effective before the Company is entitled to drawdown on the equity line of credit. There can be no assurance of how much cash the Company will receive, if any, under the equity line of credit agreement with Cornell Capital.

As of January 9, 2003, NewTech's shareholders approved an amendment to NewTech's Certificate of Incorporation increasing the authorized common stock of the Company from 50,000,000 to 200,000,000 shares and authorizing the issuance of 10,000,000 shares of preferred stock, par value $.0001 per share.


NEWTECH BRAKE CORP.

Under the name of NewTech Brake Corp., our new business is to identify, develop and exploit, under licenses bought from NewTech Group International Inc., opportunities to provide a new full contact disc brakes and related components to the Global heavy vehicle market.

In May 2003, the Company bought a license to market the NewTech full contact disc brake for the heavy-duty vehicle market for the rest of the world. Already having the licensee agreements for North America and Europe, the Company has acquired the rights to commercialize and manufacture the NewTech full contact disc brake for the global heavy-duty vehicle market. The license selling price was $0.80 per share, for a number of shares that will be established following an evaluation of its commercial value by a specialized independent firm.

The Company also operates in China through a newly formed wholly owned subsidiary, NewTech Brake Mfg. (Suzhou) Co., Ltd. that has obtained his business license on June 4, 2003, from the Chinese authorities to implement and start the production of its brake assembly plant in Suzhou. While keeping the technology and the intellectual property into NewTech Brake Corp., the Company plans to establish a Joint Venture with Chinese partners regarding the commercialization and distribution of the NewTech full contact disc brake for the heavy-duty vehicle Chinese market.


RESULTS OF OPERATIONS


         SIX-MONTH PERIODS ENDED AUGUST 31, 2003 AND 2002

Higher operating and development expenses in the six-month period ended August 31, 2003 resulted in a loss of $364,056 compared to a loss of $160,946 for the same period ended August 31, 2002.


         REVENUES

During the six-month periods ended August 31, 2003 and 2002, the Company generated no revenue from sales of products and services.


         OPERATING EXPENSES

During the six-month period ended August 31, 2003, the Company incurred $343,949 in operating expenses as compared to $101,476 in the same period in 2002. This year six-month period expenses are mostly related to the reorganization of the operations and the start-up costs of the new business including increases of $33,135 in marketing expenses, $69,266 in salaries and payroll related expenses, $25,336 in professional fees, $77,792 in consulting services, $21,829 in travel expenses and $15,115 in selling, general and administrative expenses.


         DEPRECIATION

During the six-month period ended August 31, 2003, the Company incurred no depreciation expense, compared to $40,801 for the same period in 2002 (see Note
2).


         INTEREST EXPENSE

During the six-month period ended August 31, 2003, the Company incurred interest expense of $12,015 compared to $11,310 for the same period in 2002.


         THREE-MONTH PERIODS ENDED AUGUST 31, 2003 AND 2002

Higher operating and development expenses in the three-month period ended August 31, 2003 resulted in a loss of $155,300 compared to a loss of $56,720 for the same period ended August 31, 2002.

         REVENUES

During the three-month periods ended August 31, 2003 and 2002, the Company generated no revenue from sales of products and services.


         OPERATING EXPENSES

During the three-month period ended August 31, 2003, the Company incurred $140,991 in operating expenses as compared to $23,531 in the same period in 2002. This year three-month period expenses are mostly related to the reorganization of the operations and the start-up costs of the new business including increases of $7,566 in marketing expenses, $33,106 in salaries and payroll related expenses, $58,110 in professional fees, $17,318 in travel expenses and $1,359 in selling, general and administrative expenses.


         DEPRECIATION

During the three-month period ended August 31, 2003, the Company incurred no depreciation expense, compared to $20,401 for the same period in 2002 (see Note
2).


         INTEREST EXPENSE

During the three-month period ended August 31, 2003, the Company incurred interest expense of $5,622 compared to $5,422 for the same period in 2002.


         MATERIAL  CHANGES  IN  FINANCIAL   CONDITION,   LIQUIDITY  AND  CAPITAL
RESOURCES

At August 31, 2003, the Company had cash and cash equivalents of $58,834, compared to a bank overdraft of $3,018 at the same date in 2002. The Company had a working capital deficit of $448,313 at August 31, 2003. Negative cash flows from operating activities for the six-month period ended August 31, 2003 were $335,167 compared to $8,140 for the same period in 2002.

Net cash used in investing activities was $181,160 for the six-month period ended August 31, 2003. No investing activities incurred during the six-month period ended August 31, 2002.

Net cash provided by financing activities was a net of $558,201 for the six-month period ended August 31, 2003 and $8,118 for the same period in 2002.

At the end of the period, the Company owed $20,000 to a related party. In lieu of cash, interest on this loan is paid in the form of common shares.

On October 4, 2002, the Company entered into an equity line of credit agreement with Cornell Capital Partners, L.P. This agreement was terminated on February 11, 2003. On April 1, 2003, the Company entered into a new Equity Line of Credit Agreement with Cornell Capital. Cornell Capital, subject to certain terms and conditions, will purchase up to $25 million of the Company's common stock. The term of the agreement is twenty-four months from the date of effectiveness of the registration statement to be filed in connection with this financing, subject to termination at the sole discretion of the Company and subject to certain events. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the Company's common stock with a fixed 3% discount to the then-current market price. As a condition of the common stock purchase agreement, the Company must file a Registration Statement and the Securities and Exchange Commission must declare it effective before the Company is entitled to drawdown on the Equity Line of Credit. There can be no assurance of how much cash the Company will receive, if any, under the equity line of credit agreement with Cornell Capital.

On June 13, 2003, we entered into an agreement with two parties whereby the Company will respectively receive $2,000,000 CAN in consideration for the issuance of 1,500,000 restricted common shares at a price of $1.33 CAN each, and $1,500,000 in consideration for the issuance of 1,500,000 restricted common shares at a price of $1 each, which shares were issued on that same day. The proceeds are planned to be used by the Company for current operations and development activities. As of August 31, 2003, $94,400 has been received, leaving a balance of $2,905,600 which is projected to be received as follows:

           2003                 $                  2004                $

        September              112,500          January               277,500
        October                150,000          February              300,000
        November             1,650,000          March                 300,000
        December               115,600




ITEM 3.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Acting Principal Financial Officer (one person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.
The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Acting Principal Accounting Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level.

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of the evaluation.

                                     PART II


                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None.


ITEM 2. CHANGES IN SECURITIES

During the quarter ended August 31, 2003, the Company issued 3,000,000 shares of restricted common stock in connection with the following:

On June 13, 2003, we issued 1,500,000 shares of our common stock, at a price of $1.33 CAN each, for a total subscription of $2,000,000 CAN and 1,500,000 of our common stock , at a price of $1, for a total subscription of $1,500,000. A total of $94,400 has been received, leaving a remaining balance of $2,905,600 that should be completely received by March 2004.




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

10.17          Equity Line of Credit Agreement, dated April 1, 2003, by      Filed Herewith
               and between NewTech Brake Corp. and Cornell Capital
               Partners, LLP

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

                                       NEWTECH BRAKE CORP.

October 3, 2003                        By:      /s/ Yvon Rancourt
                                                -----------------
                                                Yvon Rancourt
                                                Chief Executive Officer



October 3, 2003                        By:      /s/ Yvon Rancourt
                                                -----------------
                                                Yvon Rancourt
                                                Acting Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of NewTech Brake Corp. (the "Company") on Form 10-Q for the period ended August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



                              By:    /s/ Yvon Rancourt
                                 --------------------------------------
                                     Yvon Rancourt
                                     Chief Executive Officer


                              By:    /s/ Yvon Rancourt
                                 --------------------------------------
                              Name:  Yvon Rancourt
                              Title: Acting Chief Financial Officer

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



                                             /s/ Yvon Rancourt
                                             ------------------------
                                             Yvon Rancourt
                                             Chief Executive Officer

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



                                          /s/ Yvon Rancourt
                                          -------------------------------
                                          Yvon Rancourt
                                          Acting Chief Financial Officer