Form 10QSB
period 2003-11-30
NEWTECH BRAKE CORP
filed 2004-01-14
CIK 1080008

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB

/X/ Quarterly report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the quarterly period ended November 30, 2003

/ / Transition report pursuant to Section 13 or 15(d) of the Exchange Act Commission file number 0-26949

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

As of January 14, 2004, the Registrant had 66,959,872 shares of its common stock outstanding.

Transitional Small Business Disclosure Format: YES / / NO /X/

                              INDEX TO FORM 10-QSB
                     FOR THE QUARTER ENDED NOVEMBER 30, 2003

                                                                                                                       PAGE
PART I.             FINANCIAL INFORMATION
    Item 1.         CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                    Balance Sheet as of November 30, 2003                                                                 1

                    Statement of Operations for the nine and three-month periods ended November 30, 2003 and 2002         2

                    Statement of Cash Flows for the nine-month periods ended November 30, 2003 and 2002                   3

                    Notes to the Financial Statements                                                                     4

    Item 2.         Management's Discussion and Analysis                                                                  7

    Item 3.         Controls and Procedures                                                                              10

PART II.            OTHER INFORMATION

    Item 1.         Legal Proceedings                                                                                    11

    Item 2.         Changes in Securities                                                                                11

    Item 3.         Defaults Upon Senior Securities                                                                      11

    Item 4.         Submission of Matters to a Vote of Security Holders                                                  12

    Item 5.         Other Information                                                                                    12

    Item 6.         Exhibits and Reports on Form 8-K                                                                     12

ITEM 1. FINANCIAL STATEMENTS

                               NEWTECH BRAKE CORP.
                           CONSOLIDATED BALANCE SHEET
                              AT NOVEMBER 30, 2003
                                   (UNAUDITED)

                                                  Assets

Current assets
  Cash and cash equivalents                                                                                  $    136,495
  Other receivables                                                                                                12,048
  Deposits                                                                                                          6,315
-----------------------------------------------------------------------------------------------------------  ------------

    Total current assets                                                                                          154,858

Equipment, net                                                                                                    195,363
Prepaid financing commitment fees                                                                                 500,000
Licenses                                                                                                       11,960,000
-----------------------------------------------------------------------------------------------------------  ------------

    Total assets                                                                                             $ 12,810,221
-----------------------------------------------------------------------------------------------------------  ------------
-----------------------------------------------------------------------------------------------------------  ------------

                              Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable and accrued liabilities                                                                   $    387,081
  Short term borrowings                                                                                            20,000
  Current portion of long term debt (Note 8)                                                                      118,175
-----------------------------------------------------------------------------------------------------------  ------------

    Total current liabilities                                                                                     525,256

Long term debt (Note 8)                                                                                            82,723
Long term borrowings (related party)                                                                              750,976
-----------------------------------------------------------------------------------------------------------  ------------

    Total Liabilities                                                                                           1,358,955
-----------------------------------------------------------------------------------------------------------  ------------

Shareholders' Equity
  Common Stock, $.0001 par value; 200,000,000 shares
  authorized; issued and outstanding - 66,959,872                                                                   6,693
  Paid in Capital                                                                                              19,751,524
  Subscriptions receivable                                                                                     (2,763,514)
  Accumulated deficit                                                                                          (5,543,437)
-----------------------------------------------------------------------------------------------------------  ------------

    Total Shareholder's Equity                                                                                 11,451,266
-----------------------------------------------------------------------------------------------------------  ------------

    Total Liabilities and Shareholder's Equity                                                               $ 12,810,221
-----------------------------------------------------------------------------------------------------------  ------------
-----------------------------------------------------------------------------------------------------------  ------------

Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.

                               NEWTECH BRAKE CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
      FOR THE NINE AND THREE-MONTH PERIODS ENDED NOVEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                        NINE MONTHS ENDED           THREE MONTHS ENDED
                                                          NOVEMBER 30,                  NOVEMBER 30,
                                                      2003           2002          2003            2002
                                                  ------------   ------------   ------------   ------------
Revenues                                          $         --   $         --   $         --   $         --
Cost of Sales                                               --         61,201             --         20,400
                                                  ------------   ------------   ------------   ------------

Gross Profit (loss)                                         --        (61,201)            --        (20,400)
                                                  ------------   ------------   ------------   ------------

Operating expenses:
  Salaries and payroll related                         179,599            514        109,819             --
  Marketing                                             92,073             --         58,938             --
  Professional Fees                                     98,897        116,942          1,317         44,698
  Consulting services                                  111,167             --         33,375             --
  Travel                                                35,224             --         13,395             --
  Selling, general and administrative expenses          82,394         29,412         38,561            694
                                                  ------------   ------------   ------------   ------------

    Total operating expenses                           599,354        146,868        255,404         45,392
                                                  ------------   ------------   ------------   ------------

Loss before other income (expense)                    (599,354)      (208,069)      (255,404)     (65,792)
                                                  ------------   ------------   ------------   ------------
Other income (expense):
  Gain on write-off of liabilities                          --        257,839             --        257,839
  Interest expense                                     (18,365)       (24,286)        (6,350)       (12,976)
  Foreign exchange gain (loss)                         (11,085)        (5,220)        (2,993)         2,139
                                                  ------------   ------------   ------------   ------------

    Total other income (expense)                       (29,450)       228,333         (9,343)       247,002
                                                  ------------   ------------   ------------   ------------

Net Profit (Loss)                                 $   (628,804)  $     20,264   $   (264,747)  $    181,210
                                                  ------------   ------------   ------------   ------------
                                                  ------------   ------------   ------------   ------------

Basic weighted average common shares outstanding    65,722,646     17,781,266     66,959,872     33,384,634
                                                  ------------   ------------   ------------   ------------
                                                  ------------   ------------   ------------   ------------

Basic and diluted Profit (Loss) per common share  $      (0.01)  $       0.00   $     ( 0.00)  $      0.01
                                                  ------------   ------------   ------------   ------------
                                                  ------------   ------------   ------------   ------------

Read the accompanying accounting notes to financial statements, which are an integral part of this financial statement.

                               NEWTECH BRAKE CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE NINE-MONTH PERIODS ENDED NOVEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                                NOVEMBER 30,
                                                                                             2003        2002
                                                                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                                                                 $(628,804)  $  20,264

  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                                  --      61,201
    Foreign exchange translation                                                                  --       4,170
    Stock issued for consulting services                                                          --      40,000
    Gain on write-off of liabilities                                                              --    (257,839)

  Changes in operating assets and liabilities:
    Receivables and other assets                                                             (16,722)      4,122
    Accounts payable and other liabilities                                                    92,080     146,043
-----------------------------------------------------------------------------------------  ---------   ---------

     Net cash provided by/(used in) operating activities                                    (553,446)     17,961
-----------------------------------------------------------------------------------------  ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                                                    (195,363)         --
-----------------------------------------------------------------------------------------  ---------   ---------
     Net cash used in investing activities                                                  (195,363)         --
-----------------------------------------------------------------------------------------  ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from:
     Stockholders' capital contribution, net                                                 236,486          --
     Short term borrowings (related parties)                                                 631,858          --
-----------------------------------------------------------------------------------------  ---------   ---------

     Net cash provided by financing activities                                               868,344          --
-----------------------------------------------------------------------------------------  ---------   ---------

Net increase in cash and cash equivalents                                                    119,535      17,961

Cash and cash equivalents, beginning of period                                                16,960          22
-----------------------------------------------------------------------------------------  ---------   ---------

Cash and cash equivalents, end of period                                                   $ 136,495   $  17,983
-----------------------------------------------------------------------------------------  ---------   ---------
-----------------------------------------------------------------------------------------  ---------   ---------

Read the accompanying accounting notes to financial statement, which are an integral part of this financial statement.

                               NEWTECH BRAKE CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                NOVEMBER 30, 2003

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

                               NEWTECH BRAKE CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                NOVEMBER 30, 2003


NOTE 5 - STOCKHOLDER'S EQUITY

In April 2003, the Company issued 180,000 shares of common stock in settlement of consulting services in the amount of $36,000 in connection with the Acquisition of Assets and Change of Control Agreement, dated April 11, 2002, between NewTech Group International Inc. and Internet VIP, Inc.

In June 2003, the Company issued 1,500,000 shares of common stock for a total subscription of $2,000,000 CAN and 1,500,000 shares of common stock for a total subscription of $1,500,000. As of November 30, 2003, $236,486 has been received, leaving a subscription receivable balance of $2,763,514 as reported on the balance sheet in Shareholders' Equity.

NOTE 6 - RE-ORGANIZATION OF THE COMPANY

During the quarter ended November 30, 2002, the Company entered into an agreement with NewTech Group International Inc. of Blainville, Quebec, whereby the Company underwent a change in control and a change in business orientation. The Company's primary business was providing long distance services between Eastern European countries and the rest of the world. After nearly three years of building and developing this network and the expenditure of over two million dollars, the Company still had only minimal revenues and had not as yet reached profitability. Given the intense competition in the telecom business, the future was not as promising as when the Company initially undertook this project. Therefore, the Board of Directors decided to seek out other ventures in addition to the Company's telecom business. NewTech Group International Inc. ("NewTech") is an accomplished research and development company that has developed various technologies related to brake systems for heavy vehicles and is the owner of patents, licenses and rights to these technologies. As NewTech sought to commercialize and market products produced from these technologies, it was the intention of NewTech's Board of Directors to enter into an agreement that would sell and transfer rights to some of these technologies to the Company.

In order to complete the transactions contemplated in the agreement, the Company re-organized the capitalization of the Company by reverse splitting the common stock in a ratio of one share for every twenty shares. The Company also amended its corporate charter and changed its name to NewTech Brake Corp. The closing of these transactions took place on July 1, 2002.

According to the agreement, NewTech Group International Inc. received from NewTech Brake Corp., in payment of the license to commercialize NewTech full contact disc brakes for the heavy duty vehicle market in North America and Europe, 30,000,000 common shares in July 2002 and 29,800,000 in January 2003, for a total payment of 59,800,000 common shares (post reversed split). The license agreement allows for royalties payment of 5% to NewTech Group International Inc. on sales of full contact disc brakes by NewTech Brake Corp. In May 2003, the Company bought from NewTech Group International Inc. a license to market the NewTech full contact disc brake for the heavy-duty vehicle market for the rest of the world. Already having the licensee agreements for North America and Europe, the Company has acquired the rights to commercialize and manufacture the NewTech full contact disc brake for the global heavy-duty vehicle market. The license selling price was $0.80 per share, for a number of shares that will be established following an evaluation of its commercial value by a specialized independent firm.

The present public Company, of which approximately 86% of the outstanding common stock is owned by NewTech Group International Inc., changed its corporate name to NewTech Brake Corp. and its trading symbol to NWTB. Pursuant to the Agreement, NewTech Group International Inc. exercised its right to designate a majority of the Board of Directors of the Company. The mission of NewTech Brake Corp. is to identify, develop and exploit, under licenses bought from NewTech Group International Inc., opportunities to provide a new full contact disc brakes and related components to the Global heavy vehicle market. The primary telecom business of the Company has been discontinued.

                               NEWTECH BRAKE CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                NOVEMBER 30, 2003

NOTE 7 - NEWTECH BRAKE CORP. LIABILITIES

LIABILITIES ASSOCIATED WITH DISCONTINUED INTERNET VIP OPERATIONS

Included in the November 30, 2003 financial statements of the Company are $469,811 of accounts payable, accrued liabilities, short and long terms loans associated with the discontinued former telecom business operated by Internet VIP (IVIP), the predecessor company. As of the date of the agreement, the Company had $819,018 in accounts payable, accrued liabilities, short and long term loans. Under the terms of the Asset Transfer and Change in Control
Agreement completed between NewTech Group International Inc. and IVIP, the former controlling shareholders of IVIP had agreed to pay, resolve or eliminate all outstanding debts of IVIP except for certain specific contractually accepted items totaling $200,000. As at July 1, 2002, the effective date of the asset transfer and change in control, IVIP had $619,018 of liabilities that were to be eliminated.

As of November 30, 2003, there remains an outstanding $469,811 of those liabilities which under the terms of the agreement were to be eliminated. NewTech and NewTech Group International Inc. management are of the opinion that these liabilities do not belong to NewTech as there was a contractual undertaking by prior IVIP management to satisfy those liabilities after the closing of the asset transfer. However, until those liabilities are in fact satisfied or eliminated they will remain in the accounts of NewTech as liabilities associated with discontinued operations.

NOTE 8 - SUBSEQUENT EVENTS

On January 7, 2004, NewTech Brake Corp. entered into an agreement with the debenture holder providing for the redemption of the convertible debenture. The agreement provides that NewTech Brake Corp. will redeem the convertible debenture with 16 equal monthly installments of $25,000 Canadian Dollars (US $16,667), including interest, commencing February 15, 2004 and the last installment of $24,687 Canadian Dollars (US 16,458) on June 15, 2005.

On January 12, 2004, the Company submitted an application for listing on the American Stock Exchange. NewTech Brake now trades on the Over-the-Counter Bulletin Board trading under the symbol "NWTB".

On January 13, 2004, the Company filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 under the Securities Act with respect to the securities offered by this prospectus.

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

Pursuant to the Agreement with NewTech Group International Inc., a company that has developed various technologies related to brake systems for heavy vehicles and owner of patents, licenses and rights to these technologies, NewTech Brake Corp. issued to NewTech Group International Inc. 59,800,000 shares of common stock (post reverse split), during the year ended February 28, 2003, in payment of the license to commercialize NewTech full contact disc brakes for the heavy duty vehicle market in North America and Europe, as per the Asset Transfer and Change in Control Agreement. The license agreement allows for royalties payment of 5% to NewTech Group International Inc. on sales of full contact disc brakes by NewTech Brake Corp. In May 2003, the Company bought from NewTech Group International Inc. a license to market the NewTech full contact disc brake for the heavy-duty vehicle market for the rest of the world. Already having the licensee agreements for North America and Europe, the Company has acquired the rights to commercialize and manufacture the NewTech full contact disc brake for the global heavy-duty vehicle market. The license selling price was $0.80 per share, for a number of shares that will be established following an evaluation of its commercial value by a specialized independent firm.

On February 11, 2003, NewTech Brake Corp. terminated the October 4, 2002 Equity Line of Credit Agreement and on April 1, 2003, NewTech Brake entered into a new Equity Line of Credit with Cornell Capital Partners, L.P. On December 17, 2003, NewTech Brake terminated the April 1, 2003 Equity Line of Credit Agreement and on January 6, 2004, NewTech Brake entered into a new Equity Line of Credit with Cornell Capital. Cornell Capital subject to certain terms and conditions will purchase up to $10.0 million of the NewTech Brakes' common stock. The term of the agreement is twenty-four (24) months and NewTech Brake may, at its sole discretion, terminate the Equity Line of Credit Agreement upon ten (10) days prior written notice to Cornell Capital without further obligation to Cornell Capital. Cornell Capital will purchase the shares of common stock for a 3% discount to the lowest closing bid price of our common stock for the five (5) days immediately following the notice date. As a condition of the common stock purchase agreement, NewTech Brake has filed a Registration Statement on January 13, 2004, and the SEC must declare it effective before Cornell Capital is obligated to purchase any common stock of NewTech Brake. There can be no assurance of how much cash NewTech Brake will receive, if any, under the equity line of credit agreement with Cornell Capital.

On January 12, 2004, the Company submitted an application for listing on the American Stock Exchange. NewTech Brake Corp. now trades on the Over-the-Counter Bulletin Board trading under the symbol "NWTB".

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

RESULTS OF OPERATIONS

         NINE-MONTH PERIODS ENDED NOVEMBER 30, 2003 AND 2002

Higher operating and development expenses in the nine-month period ended November 30, 2003 resulted in a loss of $628,804 compared to a profit of $20,264, which includes a gain on write-off of liabilities of $257,839, for the same period ended November 30, 2002.

         REVENUES

During the nine-month periods ended November 30, 2003 and 2002, the Company generated no revenue from sales of products and services.

         OPERATING EXPENSES

During the nine-month period ended November 30, 2003, the Company incurred $599,354 in operating expenses as compared to $146,868 in the same period in 2002. This year nine-month period expenses are mostly related to the reorganization of the operations and the start-up costs of the new business including increases of $92,073 in marketing expenses, $179,085 in salaries and payroll related expenses, $111,167 in consulting services, $35,224 in travel expenses and $52,982 in selling, general and administrative expenses.

         DEPRECIATION

During the nine-month period ended November 30, 2003, the Company incurred no depreciation expense, compared to $61,201 for the same period in 2002 (see Note
2).

         INTEREST EXPENSE

During the nine-month period ended November 30, 2003, the Company incurred interest expense of $18,365 compared to $24,286 for the same period in 2002.

         THREE-MONTH PERIODS ENDED NOVEMBER 30, 2003 AND 2002

Higher operating and development expenses in the three-month period ended November 30, 2003 resulted in a loss of $264,747 compared to a profit of $181,210, which includes a gain on write-off of liabilities of $257,839, for the same period ended November 30, 2002.

         REVENUES

During the three-month periods ended November 30, 2003 and 2002, the Company generated no revenue from sales of products and services.

         OPERATING EXPENSES

During the  three-month  period ended  November 30, 2003,  the Company  incurred
$255,404 in operating expenses as compared to $45,392 in the same period in 2002. This year three-month period expenses are mostly related to the reorganization of the operations and the start-up costs of the new business including increases of $58,938 in marketing expenses, $108,819 in salaries and payroll related expenses, $33,375 in consulting services, $13,395 in travel expenses and $37,867 in selling, general and administrative expenses.

         DEPRECIATION

During the three-month period ended November 30, 2003, the Company incurred no depreciation expense, compared to $20,400 for the same period in 2002 (see Note
2).

         INTEREST EXPENSE

During the three-month period ended November 30, 2003, the Company incurred interest expense of $6,350 compared to $12,976 for the same period in 2002.

         MATERIAL  CHANGES  IN  FINANCIAL   CONDITION,   LIQUIDITY  AND  CAPITAL
RESOURCES

At November 30, 2003, the Company had cash and cash equivalents of $136,495, compared to $17,983 at the same date in 2002. The Company had a working capital deficit of $370,398 at November 30, 2003. Negative cash flows from operating activities for the nine-month period ended November 30, 2003 were $553,446 compared to positive cash flows of $17,961 for the same period in 2002.

Net cash used in investing activities was $195,363 for the nine-month period ended November 30, 2003. No investing activities incurred during the nine-month period ended November 30, 2002.

Net cash provided by financing activities was a net of $868,344 for the nine-month period ended November 30, 2003. No financing activities incurred during the nine-month period ended November 30, 2002.

At the end of the period, the Company owed $20,000 to a related party. In lieu of cash, interest on this loan is paid in the form of common shares.

On October 4, 2002, the Company entered into an equity line of credit agreement with Cornell Capital Partners, L.P. This agreement was terminated on February 11, 2003. On April 1, 2003, NewTech Brake entered into a new Equity Line of Credit with Cornell Capital Partners, L.P. On December 17, 2003, NewTech Brake terminated the April 1, 2003 Equity Line of Credit Agreement and on January 6, 2004, NewTech Brake entered into a new Equity Line of Credit with Cornell Capital. Cornell Capital subject to certain terms and conditions will purchase up to $10.0 million of the NewTech Brakes' common stock. The term of the agreement is twenty-four (24) months and NewTech Brake may, at its sole discretion, terminate the Equity Line of Credit Agreement upon ten (10) days prior written notice to Cornell Capital without further obligation to Cornell Capital. Cornell Capital will purchase the shares of common stock for a 3% discount to the lowest closing bid price of our common stock for the five (5) days immediately following the notice date. As a condition of the common stock purchase agreement, NewTech Brake has filed a Registration Statement on January 13, 2004, and the SEC must declare it effective before Cornell Capital is obligated to purchase any common stock of NewTech Brake. There can be no assurance of how much cash NewTech Brake will receive, if any, under the equity line of credit agreement with Cornell Capital.

On June 13, 2003, we entered into an agreement with two parties whereby the Company will respectively receive $2,000,000 CAN in consideration for the issuance of 1,500,000 restricted common shares at a price of $1.33 CAN each, and $1,500,000 in consideration for the issuance of 1,500,000 restricted common shares at a price of $1 each, which shares were issued on that same day. The proceeds are planned to be used by the Company for current operations and development activities. As of November 30, 2003, $236,486 has been received, leaving a balance of $2,763,514. We project receiving the following amounts in the first quarter of 2004:

                         2004                    AMOUNT
                                                    $
                       January                   277,500
                       February                  300,000
                       March                     300,000


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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 18, 2002, NewTech Brake published a press release and filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that Mr. Jack Ehrenhaus, a former director of NewTech Brake and former director and executive officer of Internet VIP, Inc., the predecessor organization to NewTech Brake, filed an unauthorized and unapproved Form 8-K on behalf of NewTech Brake. Mr. Ehrenhaus contends that NewTech Group International Inc. breached the Asset Transfer and Change of Control Agreement, dated April 11, 2002 between NewTech Group International Inc. and Internet VIP, Inc., and that Internet VIP, Inc., (now called NewTech Brake Corp.) elected to terminate the agreement prior to the change of control. Mr. Ehrenhaus disputes the current ownership structure of NewTech Brake Corp. NewTech believes the unauthorized and unapproved Form 8-K filed by Mr. Ehrenhaus contained incorrect information and should be disregarded. Mr. Ehrenhaus signed a consent, as a member of the Board of Directors of Internet VIP, Inc., ratifying and adopting the Asset Transfer and Change of Control Agreement and the actions contemplated therein. NewTech Brake has filed the consent as an exhibit to the accompanying registration statement. Current management of NewTech Brake has reviewed Mr. Ehrenhaus' contentions and believes they are without merit and will defend against any future action by Mr. Ehrenhaus.

Heller, Horowitz & Feit, P.C., ("Heller Horowitz"), a New York firm, filed a Complaint against NewTech Brake in New York Supreme Court on June 7, 2003. In its Complaint, Heller Horowitz alleges that it provided legal services to NewTech Brake at its request and that NewTech Brake failed to pay for those legal services. Based on the allegations, Heller Horowitz asserts three causes of action against NewTech Brake. On its first cause of action, Heller Horowitz seeks damages in the sum of $95,145.87, with interest from May 31, 2002. On its second cause of action, Heller Horowitz seeks damages in the sum of $95, 145.87 with interest from October 4, 2002. On its third cause of action, Heller Horowitz seeks damages in the sum of $203,175.94, with interest from October 4, 2002. NewTech Brake filed an Answer to Heller Horowitz's Complaint on November 25, 2003. In its Answer, NewTech brake denies the allegations in Heller
Horowitz's Complaint and asserts various defenses. Given that the action is in the early stages of litigation, we are unable to predict the probability of a favorable or an unfavorable outcome.

On September 29, 2002, NewTech Brake received a demand letter for Lazar Equities, Inc., for 1,000,000 shares of NewTech Brake common stock, 1,000,000 NewTech Brake warrants and $40,000 in connection with an agreement date July 3, 2001 between Internet VIP, Inc. We believe that these claims are without merit and will vigorously defend against any future action by Lazar Equities, Inc.

ITEM 2. CHANGES IN SECURITIES

During the quarter ended November 30, 2003, the Company issued 3,000,000 shares of restricted common stock in connection with the following:

On June 13, 2003, we issued 1,500,000 shares of our common stock, at a price of $1.33 CAN each, for a total subscription of $2,000,000 CAN and 1,500,000 of our common stock, at a price of $1, for a total subscription of $1,500,000. A total of $236,486 has been received, leaving a remaining balance of $2,763,514. We project receiving the following amounts in the first quarter of 2004:


                         2004                    AMOUNT
                                                    $
                       January                   277,500
                       February                  300,000
                       March                     300,000


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

3.3            NewTech Brake Corp. Certificate of Amendment to Certificate   Incorporated by reference to Exhibit 3.3 in
               of Incorporation                                              the Registration Statement on Form 10-QSB
                                                                             filed with the SEC on January 15, 2003

5.1            Opinion   re:  Legality                                       Incorporated by reference to Exhibit 5.1 in
                                                                             the Registration Statement on Form SB-2 filed
                                                                             with the SEC on January 13, 2004

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
                                                                             April 7, 2000

EXHIBIT NO.    DESCRIPTION                                                   LOCATION
-----------    -----------                                                   --------
10.6           Letter Amendment, dated February 10, 2000, to Internet VIP,   Incorporated by reference to Exhibit 6.3.1 in
               Inc. from Dr. V. Khimitchev, Chief of Scientific and          the Registration Statement on Amendment No. 3
               Research Institute, "Special Technique and Communications"    to Form 10-SB 12G/A filed with the SEC on May
               of the Ministry of Interior of Russian Federation             26, 2000

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

10.12          Asset Transfer and Change in Control Agreement, dated April   Incorporated by reference to Exhibit 10.12 in
               11, 2002, by and between Internet VIP, Inc. and NewTech       the Quarterly Report on Form 10-QSB filed
               Group International, Inc.                                     with SEC on October 21, 2002

10.13          Equity Line of Credit Agreement, dated October 4, 2002, by    Incorporated by reference to Exhibit 10.13 in
               and between NewTech Brake Corp. and Cornell Capital           the Quarterly Report on Form 10-QSB filed
               Partners, LLP                                                 with SEC on October 21, 2002

10.14          Registration Rights Agreement, dated October 4, 2002, by      Incorporated by reference to Exhibit 10.14 in
               and between NewTech Brake Corp. and Cornell Capital           the Quarterly Report on Form 10-QSB filed
               Partners, LP                                                  with SEC on October 21, 2002

10.15          Escrow Agreement, dated October 4, 2002, by and among         Incorporated by reference to Exhibit 10.15 in
               NewTech Brake Corp., Cornell Capital Partners, LP, Wachovia   the Quarterly Report on Form 10-QSB filed
               Bank, NA and Butler Gonzalez LLP                              with SEC on October 21, 2002

10.16          Placement Agent Agreement, dated October 4, 2002, by and      Incorporated by reference to Exhibit 10.16 in
               between NewTech Brake Corp. and Westrock Advisors, Inc.       the Quarterly Report on Form 10-QSB filed
                                                                             with SEC on October 21, 2002

10.17          Equity Line of Credit Agreement, dated April 1, 2003, by      Incorporated by reference to Exhibit 10.17 in
               and between NewTech Brake Corp. and Cornell Capital           the Quarterly Report on Form 10-QSB filed
               Partners, LP                                                  with SEC on October 6, 2003

10.18          Equity Line of Credit Agreement, dated January 6, 2004, by    Incorporated by reference to Exhibit 10.18 in
               and between NewTech Brake Corp. and Cornell Capital           the Registration Statement on Form SB-2 filed
               Partners, LP                                                  with SEC on January 13, 2004

EXHIBIT NO.    DESCRIPTION                                                   LOCATION
-----------    -----------                                                   --------
10.19          Registration Rights Agreement, dated January 6, 2004, by      Incorporated by reference to Exhibit 10.19 in
               and between NewTech Brake Corp. and Cornell Capital           the Registration Statement on Form SB-2 filed
               Partners, LP                                                  with SEC on January 13, 2004

10.20          Escrow Agreement, dated January 6, 2004, by and among         Incorporated by reference to Exhibit 10.20 in
               NewTech Brake Corp., Cornell Capital Partners, LP, Wachovia   the Registration Statement on Form SB-2 filed
               Bank, NA and Butler Gonzalez LLP                              with SEC on January 13, 2004

10.21          Placement Agent Agreement, dated January 6, 2004, by and      Incorporated by reference to Exhibit 10.21 in
               between NewTech Brake Corp. and Westrock Advisors, Inc.       the Registration Statement on Form SB-2 filed
                                                                             with SEC on January 13, 2004

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


                                        NEWTECH BRAKE CORP.

January 14, 2004                        By: /s/ Yvon Rancourt
                                            ------------------------------
                                            Yvon Rancourt
                                            Chief Executive Officer


January 14, 2004                        By: /s/ Yvon Rancourt
                                            ------------------------------
                                            Yvon Rancourt
                                            Acting Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of NewTech Brake Corp. (the "Company") on Form 10-Q for the period ended November 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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

                                            /s/ Yvon Rancourt
                                            ------------------------------
                                            Yvon Rancourt
                                            Acting Chief Financial Officer