Form 10KSB
period 2004-02-29
NEWTECH BRAKE CORP
filed 2004-06-15
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                  FORM 10-KSB

            [X] Annual report pursuant to Section 13 or 15(d) of The
                        Securities Exchange Act of 1934

                  For the Fiscal Year ended February 29, 2004

   [_] Transition report pursuant to Section 13 or 15(d) of the Exchange Act

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

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 of 15(d) of the Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      The issuer's revenues for its most recent fiscal year were nil.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days ($19,441,953 on May 12, 2004).

      As of June 14, 2004 the issuer had 66,959,872 shares of its common stock outstanding.

                              INDEX TO FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2004


PART I                                                                         1


ITEM 1.      DESCRIPTION OF BUSINESS                                           1

ITEM 2.      DESCRIPTION OF PROPERTY                                          11

ITEM 3.      LEGAL PROCEEDINGS                                                11

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              12


PART II                                                                       13

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         13

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION      16

ITEM 7.      FINANCIAL STATEMENTS                                             17

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE                                         33

ITEM 8A.     CONTROLS AND PROCEDURES                                          33


PART III                                                                      34

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                34

ITEM 10.     EXECUTIVE COMPENSATION                                           36

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT                                                       37

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   38

ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K                          38

ITEM 14.     PRINCIPAL ACCOUNTANTS FEES AND SERVICES                          41

SIGNATURES                                                                    42

EXHIBITS                                                                      43

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

      The mission of NewTech Brake is to identify, develop and exploit, under licenses bought from NewTech Group International Inc., our parent company (hereafter referred to as NewTech Group) opportunities to provide a new generation of safer, more efficient and cost-effective full contact disc brakes and related components to the global heavy vehicle market.

THE BRAKE INDUSTRY

      The motor vehicle industry has been in existence since the 19th century and can be classified as mature and performance/cost driven. Brakes are complex, high-precision components and are part of the most critical components of motor vehicles. Nevertheless, there has been no significant innovation in the brake industry for over fifty years and the caliper disc brake concept has reached its optimal development potential. As a result, the brake industry is very competitive, with a small number of suppliers, depending on economies of scale and intra-industry consolidation for growth.

      Although disc brakes have gradually replaced drum brakes in automobiles and light trucks in North America, they have not proven significantly superior and economical to use on trucks, trailers and buses. Drum brakes, a technology that dates back to the First World War, are still installed on approximately 97% of heavy vehicles (Class 7 & 8) in operation in North America. A significant fact, and key to NewTech Brake's marketing strategy is that the customer selects the brakes to be installed when purchasing his new bus or truck.

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

      In a pneumatic system, also called air brakes, stepping on the foot valve is equivalent to opening a valve that lets compressed air press the brakes shoes against a brake drum or pads against the rotor of a disc system. For heavy vehicles, the price varies between drum systems and disc systems with the former in the $500 to $800 range and the latter costing up to $2600.

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

      About 97 percent of North American Class 7 and 8 trucks use pneumatic drum systems while the remaining 3 percent use pneumatic disc systems. The widespread use of drum systems in North America is explained by the cost differential between disc and drum systems relative to gains in braking efficiency. Also, the service parts market has a wide variety of components that allows cost effective relines and low maintenance costs. Pneumatic disc systems are expected to become more prevalent because they are more effective and support any U.S. government legislation regarding stopping distances for air brake vehicles. In Europe, they are widely used on Class 8 tractors at the front and rear axles, whereas pneumatic drum brakes are still widely used for trailers.

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

      o Loads on truck brakes have been increasing, partly as a consequence of efforts to improve fuel efficiency and for other reasons:

            o Truck makers have worked to reduce wind resistance and drive train friction;

            o     Radial tires have less rolling resistance than bias ply tires;

            o More powerful engines mean higher speeds, necessitating harder deceleration;

            o     Trucks are carrying heavier loads;

            o     Average speeds have increased.

AXLE MANUFACTURERS

      We believe that the speed at which NewTech brakes can be introduced to the aftermarket is directly proportional to the number of axles for which a NewTech brake has been adapted. In the heavy vehicle market, a small number of axle manufacturers supply almost the entire market. The two main North American manufacturers are Dana and Meritor, while ZF supplies the North American market from Europe. We believe that the implication for NewTech is that, once a small number of axle models are available with NewTech brakes, it may be possible to retrofit a large percentage of the North American fleet of busses and trucks.

HEAVY VEHICLE BRAKE COMPANIES

      Consolidation in the industry has resulted in increasingly fewer suppliers for Class 6, 7, and 8 truck brake systems. Thus, the market is very competitive, with a small number of suppliers, offering comparable products. Truck makers have substantial buying power and weigh-in at the high end of price sensitivity.

OUR PRODUCT

      The NewTech full contact disc brake is a bold departure from conventional braking technology. In place of pads mounted on a caliper squeezing onto a disc or brake shoes expanding outwards onto a drum, the full contact brake has two circular friction rings sandwiching an inner floating rotor. The 360-degree braking force that results is similar to that of an inverted clutch, where a circular friction plate is pressed against a flywheel face to engage the transmission.

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


THE NEWTECH BRAKE WORKS AS FOLLOWS:

      The rotor is connected to the wheel by means of the driving hub. When the brakes are applied, pneumatic pressure extends the diaphragm, which in turn exerts pressure on the inboard pad. This forces the rotor against the outboard pad: the rotor is thus gripped on its entire surface, between the two pads. When the brakes are released, the diaphragm retracts and the spring-loaded mechanism returns the inboard pad to its original position, thereby releasing the rotor, which can start rotating again. Through its continuous progressive action, a cam mechanism constantly compensates for the wear in the pads resulting from friction, thus keeping the air consumption constant in the diaphragm.

NEWTECH REAR TRUCK BRAKE

      The NewTech rear brake complements the front design by adding a parking brake. Its principle is quite similar, except for a modified housing adapted to accommodate an annular piston and a back cover incorporating a "Belleville" disc spring, which acts as a parking brake.

      The parking brake is applied when no air occurs in the system. "Belleville" disc springs apply a force onto push-pins which in turn push on the thermal barrier which through the wear compensation mechanism forces the inboard pad against the rotor. The rotor then slides and contacts the outboard pads.

      The parking brake is released when there is air in the system. The piston in the back cover applies a force onto "Belleville" disc springs which in turn no longer apply pressure on the push-pins, releasing the brake.

COMPETITIVE FEATURES OF THE NEWTECH BRAKE

      We believe that the NewTech brake system offers a number of distinct advantages over today's conventional drum and disc brakes. For the truck and bus OEM, it addresses the primary concerns related to warranty costs and system reliability. Its modular design, allows the manufacturer to provide a complete corner system, from the knuckle outward to the wheel (spindle, hub and bearing, caliper, rotor, dust shield in the rear and drum), permits more efficient assembly.

      For the operator, it offers excellent economic performance, superior braking efficiency and longer brake life.

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

      (A) BRAKE TORQUE. NewTech Brake believes that the tandem of a truck tractor should be equipped with a higher torque mechanism than those currently in use, considering the load increase produced by weight transfer during the braking process. Cars are generally equipped with stronger brakes at the front wheels for the same reason. Some oppose this theory, claiming that an increase in brake torque causes loss of control, which is a familiar problem with existing brakes. However, with its extremely fast response (ability to increase and reduce torque rapidly) and excellent linearity, the NewTech brake should solve the old dilemma of torque vs. control.

      (B) BRAKE CONTROL. Brake control is a function of the lack of self-energizing (feature of disc brakes) and a high torque modulation rate. A vehicle traveling at 60 mph (97 km/h) covers 88 feet (27 meters) per second, creating the requirement for brakes capable of torque modulation at a high rate. Conventional foundation brake hysteresis significantly affects brake control.

      Hysteresis occurs when the foundation brake's torque output does not immediately or proportionately respond to a change in applied brake pressure. This causes the brake control system to overshoot either the release (reduce) or increase of pressure applied by the driver to the pedal. This phenomenon is well demonstrated by tire dash skid marks familiar on road surfaces, which are caused when the suspension of the vehicle is induced into oscillation by the sporadic application of brake pressure and release. In order to stop, the wheels of the vehicle must stay in contact with the road, and with this oscillating effect a large portion of the traction is lost.

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

      (B) IMPROVED TIRE LIFE: The NewTech brake design keeps the casing temperatures relatively low, reducing the risk of burned or blown out tires caused by overheated brakes. If installed with ABS systems, improved performance will greatly reduce the incidents of "flats" caused by ABS wheel lockup.

      (C) DEAD LOAD REDUCTION: The NewTech brake assembly will be lighter than an equivalent "S" cam, weighing approximately 200 lbs., using a 104 lb. drum. Normal outboard mounted drum weight in at about 120 lbs. NewTech is constantly working on new material technologies to reduce the weight of its product.

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

      GOOD HEAT EXCHANGE (DISSIPATING) PROPERTIES

      NewTech's brake rotor disc design with large dissipation fins contributes toward dissipating the heat efficiently. The use of fins with large convection area also contributes to improving heat exchange properties. The full 360(degree) contact between the material and rotor dissipates energy over a significantly larger surface, resulting in lower overall system temperatures and rapid heat dissipation. The lower operating temperature for the NewTech brake minimizes rotor deformation and the resulting noise, vibration, harshness (NVH) over the operating life of the vehicle.

      IMPROVED DESIGN OPPORTUNITY

      Finding enough axle space for installation and operation is a critical issue for drum and disc brakes used on heavy vehicles. The fact that the NewTech brake almost fits inside the wheel envelope on any vehicle means that additional space can be made available for the suspension system, chassis, etc. This design advantage could, among other benefits, have significant impact for truck and trailer manufacturers, such as the reduction of axle inventory. It is also of great significance for manufacturers of low-floor busses, where designers look for every inch of passenger space.

BRAKE CONTROL SYSTEMS

      We believe that the NewTech foundation brake can be adapted to any brake control system currently available on Class 7 & 8 vehicles sold worldwide.

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

      For lack of capital, the project stopped for twelve years. Since 1991, intensive testing of the brake was performed, and a team of researchers participated in the development of the design to adapt it to cars, heavy vehicles and trailers.

      Advanced computer software, combined with high performance computers and NewTech Brake's in-house dynamometer have helped NewTech Brake to advance substantially on design optimization and materials development. After close to ten years of computer design and testing of its various components in a laboratory environment, the NewTech brake has completed its proof of concept stage and has undergone its final revisions created by the industrialization process and the pre-production prototype release is expected in the following months.

      The pre-production prototypes, for 22.5 inch wheels model, are expected to be tested and validated by August 2004, and production samples are projected by Fall 2004. We intend that our model for 24.5 inch wheels will follow and reach the market by mid-2005.

INTELLECTUAL PROPERTY

      NewTech Brake, through rights granted by NewTech Group International Inc., relies on a combination of patent, patent pending, copyright, trademark, trade secret and contract laws, as well as international treaties, to protect the proprietary rights relating to technical know-how, designs, special materials, manufacturing techniques, and test equipment.

      NewTech Brake has adopted a proactive approach to identifying and protecting key patentable concepts and components. The objective of NewTech Brake's patent strategy is to obtain an exclusive and preferential position in product features; performance and cost compared to its competitors, while assuring NewTech Brake the widest possible application and broadest potential market for its products. NewTech Group seeks to patent the key concepts and components, which it believes will provide it with a significant advantage over its competitors and for inventions NewTech Brake considers having commercial value. Patent protection outside North America is sought on a more selective basis for those inventions having significant commercial value.

BUSINESS DEVELOPMENT PLAN

      The total potential global market for NewTech brakes is made up of:

      o     OEM - new busses and trucks;

      o     Retrofit Aftermarket; and

      o     Maintenance Aftermarket

GENERAL MARKETING STRATEGY

      NewTech Brake's target is to supply 3.75% of the North American market for heavy vehicle brakes by 2009. To achieve this goal, NewTech Brake will employ a "push-pull" strategy. It will build on existing opportunities in the North American aftermarket to demonstrate the superiority of its new brake technology ("pull"), while working with original equipment manufacturers (OEM's) to make NewTech brakes available on new trucks, busses and trailers ("push").

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

      Specific opportunities identified to date include the Quebec North-Shore transport industry market, where we believe the NewTech brake will solve performance and cost problems for the North-Shore fleets. We believe that the Quebec market is ideal for the introduction of new brakes because NewTech Brake is already known there and it is close to NewTech Group headquarters. More importantly, it has the combination of a standard North American vehicle profile, no-fault insurance and extreme meteorological and road conditions which complement testing conditions. Once the program is firmly established in Quebec, NewTech Brake intends to contact other large public transport fleets in the USA and Canada.

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

PRODUCT MANUFACTURING AND DISTRIBUTION STRATEGY

      NewTech Brake bases its products on the intellectual property, registered patents and patents pending controlled by NewTech Group and has an exclusive license covering North America and Europe from the latter. In May 2003, NewTech Brake bought a license from NewTech Group to market the NewTech full contact disc brake for the heavy-duty vehicle market for the rest of the world. Already having the license agreement for North America and Europe, NewTech Brake has acquired the rights to commercialize and manufacture the NewTech full contact disc brake for the global heavy-duty vehicle market. NewTech Brake will in turn identify the most advantageous approach to delivering its product to the market.

      We believe that the preferred approach is to create strategic partnerships with existent OEM suppliers through non-exclusive licenses for our products. We do not wish to compete directly with the current manufacturers in the brake industry and we believe that we would benefit from the credibility brought on by an alliance with an existing supplier. However, we intend to examine the creation of joint manufacturing ventures or, if necessary, organize a number of sub-contractors, managed by us, to supply the needs of the niche markets.

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

                         RISKS RELATED TO OUR BUSINESS

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

      We have historically lost money. For the years ended February 29, 2004 and 2003, we had a net loss of $859,453 and $516,977 respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.


WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

      We have relied on significant external financing to fund our operations. Such financing has historically come from a combination of borrowings and sale of securities from third parties and funds provided by parent company NewTech Group International Inc. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs.


WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS

      Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the year ended February 29, 2004 financial statements, which states that NewTech Brake had operating losses and management has determined that it will require additional capital to continue funding operations and meet its obligations as they come due which raises substantial doubt about its ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for six months with the cash currently on hand.


WE HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON FEBRUARY 29, 2004 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES ON THAT DATE

      We had a working capital deficit $1,381,219 at February 29, 2004, which means that our current liabilities exceeded our current assets on February 29, 2004 by $1,381,219. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on February 29, 2004 were not sufficient to satisfy all of our current liabilities on that date.


OUR DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL AMOUNT OF OUR FUTURE SALES COULD LEAD TO FLUCTUATIONS IN OUR FUTURE OPERATING RESULTS

      Our business depends on sales of our products to a limited number of customers, effectively the manufacturers of busses, trucks and trailers, and currently we do not have any firm orders. Any of the manufacturers with which we are currently exploring supply relationships could decide not to use our products. The inability to sign up a significant customer could have a material adverse effect on our future revenues and operations.

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

OUR BRAKE TECHNOLOGY MAY NOT GAIN BROAD MARKET ACCEPTANCE

      We expect to derive a substantial amount of our future revenue from the sale of our product to motor vehicle manufacturers and our continued success depends on broad market acceptance of our technology. If our products fail to gain this market acceptance, this would have a material adverse effect on our business, financial condition and results of operations.

IF WE DO NOT HAVE SUFFICIENT CAPITAL TO FUND OUR OPERATIONS, WE MAY BE FORCED TO DISCONTINUE PRODUCT DEVELOPMENT, REDUCE OUR SALES AND MARKETING EFFORTS OR FOREGO ATTRACTIVE POTENTIAL BUSINESS OPPORTUNITIES

      We may not have sufficient capital to fund our operations and additional capital may not be available on acceptable terms, if at all. Any of these outcomes could adversely affect our ability to respond to competitive pressures or prevent us from conducting all or a portion of our planned operations. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds current shareholders would be diluted.

Our Insurance Coverage May Not Be Sufficient To Cover All Potential Product Liability And Warranty Claims

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

THE MARKET PRICE OF OUR COMMON SHARES COULD BE VOLATILE

Many factors could affect the market price of our common shares. These factors include:

      o     Variations in our operating results.
      o     Variations in industry growth rates.
      o Actual or anticipated announcements of technical innovations or new products or product enhancements by our competitors or us.
      o     General economic conditions in the automobile and truck industry.
      o     Divergence   our   operating   results   from   research   analysts'
            expectations.
      o     Changes in earnings estimates by research analysts.

      In particular, the market prices of the shares of many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies.

WE DEPEND ON KEY PERSONNEL

      Our ability to maintain our competitive position depends to a significant extent on the efforts and abilities of certain key personnel. The loss of their services could have a material adverse effect on our business, financial condition or results of operations. Our success is also dependent on our ability to attract, retain and motivate highly skilled technical and other personnel. While we have so far been successful in doing this, there are a limited number of people with the necessary technical skills and understanding. A failure to recruit or retain skilled technical personnel could have a material adverse effect on our business, financial condition or results of operations.

RISK OF OPERATING IN CHINA

      The Company's subsidiary, NewTech Brake Mfg. (Suzhou) Co., Ltd., is located in Suzhou within the People's Republic of China ("PRC"). The loss of this subsidiary or a significant reduction in product availability from this supplier could have a material adverse effect on the Company. The subsidiary's operations in the PRC are subject to special consideration and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The subsidiary's production and therefore, the Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.


ITEM 2. DESCRIPTION OF PROPERTY

      Since June 2002, NewTech Brake maintains its corporate offices at 779 Industrial Blvd. Blainville, Quebec and does not pay rent for these premises because NewTech Group International Inc., a majority shareholder of NewTech Brake, leases the office space.

The subsidiary has obtained all the necessary authorizations from the Chinese authorities to implement and start the production of its brake assembly plant in Suzhou. Presently, the first assembly line located in a leased building is almost ready for production. We expect to complete the set-up during the month of August 2004, when the first brakes should be produced.

In order to increase production capacity, NewTech Brake intends to build a factory. Construction is expected to start in December 2004 to be completed around July 2005. The new factory should be ready for production in September 2005.

Chinese Authorities have approved the transfer of the right to use a piece of land of 68,800 sq. m. (740,000 sq. ft.) for a period of fifty years with a two-year option for an additional 43,750 sq. m. (470,400 sq. ft.) This piece of land is located in the China-Singapore Suzhou Industrial Park (SIP).


ITEM 3. LEGAL PROCEEDINGS

In December 1998 the Company entered into a 4 year consulting agreement with the Nais Corp., a shareholder, according to which Nais Corp. will provide the Company with financial and business public relation consulting services in consideration for $6,000 USD per month. In accordance to the agreement, commitment will start when the Company reaches certain amounts of revenue as defined in the agreement. Nais Corp. claims that it is owed approximately $240,000 USD at February 28, 2002. Prior to March 31, 2001, management believed that this claim had no merit based on the limited revenue generation not meeting the minimum requirements of the agreement. Mr. Jack Ehrenhaus, managing director of Nais Corp. became the president of the Company during the fiscal year ended February 28, 2002, and believed at February 28, 2002, the claim has merit. At February 28, 2003, Mr. Ehrenhaus was no longer the president of the Company. Current management believes that this claim, once again, has no merit and at February 28, 2003, has reversed the liability and reflected a gain of $257,839 in the February 28, 2003 financial statements.

On September 29, 2002, the Company received a formal notice from a company that had reached an agreement dated July 3, 2001 with the management of Internet VIP, the prior management and the predecessor company of NewTech Brake Corp. The plaintiff's demands are for 1,000,000 shares of NewTech Brake Corp. common stock, 1,000,000 NewTech Brake Corp. warrants and $40,000 US. Management believes that these claims are without merit and will vigorously defend against any future action by this company. Therefore, no provision has been made in the financial statements.

In June 2003, a law firm filed a Complaint against the Company. The plaintiff alleges that it provided legal services to the Company at its request and that the Company has failed to pay for those legal services and seeks damages up to US $203,176. The Company has filed an answer, denying the allegations in the plaintiff's complaint and asserting various defenses. The action is in the early stages of litigation and management is unable to predict the probability of a favorable or an unfavorable outcome. An amount of US $73,899 is included in liabilities as at February 29, 2004.

On April 12, 2004, a consultant filed a Complaint against Newtech Brake Corporation in the Circuit Court in Florida. Newtech Brake filed a Notice of Removal, removing the case to the United States District Court in the Southern District of Florida. In its Complaint, Plaintiff alleges that Newtech Brake failed to comply with certain contractual obligations regarding the issuance and registration of stock. This consultant asserts a cause of action against Newtech Brake for damages and injunctive relief. This consultant seeks damages in the amount of $823,137.00 as well as costs and attorney's fees. On June 1, 2004, Newtech Brake filed a Motion to Dismiss. on the grounds that Newtech Brake is not a party to the contract and that this consultant failed to allege it was a registered broker-dealer. Given that the action is in the early stages of litigation, we are unable to predict the probability of a favorable or an unfavorable outcome. The Company intends to vigorously defend this action.


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

      As of February 29, 2004, the Registrant had 66,959,872 shares of its Common Stock outstanding.

      Of the 66,959,872 shares of common stock outstanding, 63,575,899 shares are currently subject to the resale restrictions and limitations of Rule 144.


(B)   HOLDERS

      On February 29, 2004, there were 484 holders of the Company's common stock and 6 holders of the Company's Class B warrants.


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


(D)   TRADING STATISTICS

      NWTB - NEWTECH BRAKE CORP. - Trading history for the three fiscal years ended February 29, 2004 was as follows:

                    2001                             HIGH      LOW
                    ----------------------------------------------
                    First Quarter                     N/A      N/A
                    Second Quarter(1)              $0.420   $0.100
                    Third Quarter                  $0.270   $0.031
                    Fourth Quarter                 $0.065   $0.030

                    2002                             HIGH      LOW
                    ----------------------------------------------
                    First Quarter                  $0.043   $0.006
                    Second Quarter                 $0.800   $0.024
                    Third Quarter                  $0.080   $0.027
                    Fourth Quarter                 $1.030   $0.031

                    2003                             HIGH      LOW
                    ----------------------------------------------
                    First Quarter                  $0.700   $0.510
                    Second Quarter                 $1.340   $0.400
                    Third Quarter                  $1.030   $0.350
                    Fourth Quarter                 $0.800   $0.530

                    2004                             HIGH      LOW
                    ----------------------------------------------
                    First Quarter                  $1.240   $0.530
                    Second Quarter                 $1.450   $0.900
                    Third Quarter                  $1.400   $1.100
                    Fourth Quarter                 $1.250   $1.050

(1) Stock quotations are available for NewTech Brake commencing in the second quarter of 2001. (2) These prices reflect stock prices after a 1 for 20 reverse stock split.

SALES OF UNREGISTERED SECURITIES

      On June 13, 2003, we issued 1,500,000 shares of our common stock, at a price of $1 each, for a total subscription of $1,500,000 and 1,500,000 of our common stock, at a price of $1, for a total subscription of $1,500,000.

      In April 2003, we issued, on behalf of NewTech Group International Inc., 180,000 shares of common stock in settlement of consulting services in the amount of $108,000 in connection with the Acquisition of Assets and Change of Control Agreement, dated April 11, 2002, between NewTech Group International Inc. and Internet VIP, Inc.

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

      In August 2002, we issued 16,500 shares of common stock in settlement of liabilities of $8,250.

      In July 2002, we issued 281,750 shares of common stock in settlement of liabilities of $126,788.

      In the second quarter of 2002, we issued 30,000,000 shares of common stock as partial payment in connection with the Acquisition of Assets and Change of Control Agreement, dated April 11, 2002 between NewTech Group International Inc. and Internet VIP, Inc.

      During the quarter ended May 31, 2002, we issued 4,000,000 shares of common stock in settlement of consulting services in the amount of $240,000. These shares were issued before the reverse stock split.

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

OVERVIEW

      At the beginning of the previous fiscal year ended February 28, 2003, IVIP entered into an agreement with NewTech Group International Inc. of Blainville, Quebec, whereby IVIP underwent a change in control and a change in business orientation. IVIP's primary business was providing long distance services between Eastern European countries and the rest of the world. After nearly three years of building and developing this network and the expenditure of over two million dollars, IVIP still had only minimal revenues and had not as yet reached profitability. Given the intense competition in the telecom business, the future was not as promising as when IVIP initially undertook this project. Therefore, the Board of Directors decided to seek out other ventures in addition to the Company's telecom business. NewTech Group International Inc. is an accomplished research and development company that has developed various technologies related to brake systems for heavy vehicles and is the owner of patents, licenses and rights to these technologies. As NewTech Group sought to commercialize and market products produced from these technologies, it was the intention of NewTech Group's Board of Directors to enter into an agreement that would sell and transfer rights to some of these technologies to IVIP.

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

      On October 4, 2002, the Company entered into an equity line of credit agreement with Cornell Capital Partners, L.P. This agreement was terminated on February 11, 2003. On January 6, 2004, NewTech Brake entered into a new Equity Line of Credit with Cornell Capital Partners, L.P. Cornell Capital, subject to certain terms and conditions, will purchase up to a maximum amount of US $10.0 million of the NewTech Brakes' common stock. The term of the agreement is twenty-four (24) months and NewTech Brake may, at its sole discretion, terminate the Equity Line of Credit Agreement upon ten (10) days prior written notice to Cornell Capital without further obligation to Cornell Capital. Cornell Capital will purchase the shares of common stock for a 3% discount to the lowest closing bid price of our common stock for the five (5) days immediately following the notice date. As a condition of the Equity Line of Credit, NewTech Brake has filed a Registration Statement on Form SB-2 on January 13, 2004, and the SEC must declare it effective before Cornell Capital is obligated to purchase any common stock of NewTech Brake.

      As of January 9, 2003, NewTech's shareholders approved an amendment to NewTech's Certificate of Incorporation increasing the authorized common stock of the Company from 50,000,000 to 200,000,000 shares and authorizing the issuance of 10,000,000 shares of preferred stock, par value $.0001 per share.

      During the year ended February 29, 2004, we incurred an operating loss of $859,453 as compared to an operating loss of $516,977 for the year ended February 28, 2003. The increase is primarily due to higher operating expenses. During the years ended February 29, 2004 and February 28, 2003, the Company generated no revenue from sales of products and services. As reflected in our February 29, 2004 balance sheet, the Company had a negative working capital deficit of $1,381,219. The Company's operations are not generating sufficient cash to maintain its present operations.

      Management of the Company is currently reviewing alternative financing options that will permit the Company to meet its short-term and long-term obligations of approximately $1.6 millions as at February 29, 2004, and finance future operations (see Note 7 to the Consolidated Financial Statements).

GOING CONCERN

      The report of our independent accountants on our February 29, 2004 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. The Company has experienced an operating loss and management has determined that it will require additional capital to continue funding operations and meet its obligations as they come due.


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

Critical accounting policies and estimates

      The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to, fixed asset lives, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. NewTech Brake Corp. believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the financial statements.

      Revenue Recognition: Revenue is recognized when:


      o     Persuasive evidence of an arrangement exists
      o     Shipment has occurred
      o     Price is fixed or determinable, and
      o     Collectability is reasonably assured

       Further information is provided in Note 2 to the Consolidated Financial Statements.

ITEM 7. FINANCIAL STATEMENTS

      The financial statements are included herein commencing on next page. The Company is not required to provide supplementary financial information.

                       [Letterhead of Daszkal Bolton LLP]

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of NewTech Brake Corp.


We have audited the accompanying balance sheet of NewTech Brake Corp. (a Development Stage Company) as of February 29, 2004, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended and for the period from July 1, 2002 (inception) through February 29, 2004. We did not audit the period from July 1, 2002 (inception) through February 28, 2003, which statements reflect a cumulative loss totaling $516,977. Other auditors whose reports have been furnished to us audited those statements and our opinion, insofar as it relates to the cumulative amounts for the period ending July 1, 2002 through February 28, 2003, is based solely on the reports of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NewTech Brake Corp. as of February 29, 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has experienced recurring losses in the development stage. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Daszkal Bolton LLP

Boca Raton, Florida
May 3, 2004

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Shareholders
Newtech Brake Corp.
Miami, Florida


I have audited the accompanying balance sheet of NewTech Brake Corp. (a Development Stage Company) as of February 28, 2003, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended and for the period from July 1, 2002 (inception of development stage) through February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that my audit provides a reasonable basis for my opinion.

These financial statements were previously issued and reported on, by me, on March 15, 2003. Since my report dated March 15, 2003, the Company has determined that the acquisition of the license agreement from Newtech Group International, Inc. was incorrectly recorded on the balance sheet. In addition management has determined that certain stock based compensation was incorrectly valued. As more fully described in Note 12, for accounting purposes the license agreement should have been recorded using Newtech International's historical cost and the stock compensation should have been recorded using the intrinsic value.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newtech Brake Corp. as of Feburary 28, 2003 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has experienced an operating loss and management has determined that it will require additional capital to continue funding operations and meet its obligations as they come due. As discussed in
Note 7, management believes the existing sources of financing are sufficient to fund cash requirements for the next twelve months. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Mark Cohen
Mark Cohen C.P.A.
A Sole Proprietor Firm


Hollywood, Florida
May 15, 2003

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


                                                    February 29,    February 28,
                                                        2004            2003
                                                                     (Restated)
                                                  ---------------  -------------
                      Assets

Current assets
  Cash and cash equivalents                        $    99,090     $    16,960
  Other receivables                                      9,114           1,641
  Deposits                                              28,614              --
--------------------------------------------------------------------------------

   Total current assets                                136,818          18,601

Fixed assets, net                                      199,618              --
--------------------------------------------------------------------------------

   Total assets                                    $   336,436     $    18,601
================================================================================


       Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable and accrued liabilities         $   420,321     $   294,986
  Short term borrowings                                 20,000          20,000
   Short term borrowings (related party)               928,775         155,118
  Current portion of long term debt                    148,941         135,506
--------------------------------------------------------------------------------

   Total current liabilities                         1,518,037         605,610

Long term debt, net of short term borrowings            75,879          65,391
--------------------------------------------------------------------------------

   Total liabilities                                 1,593,916         671,001
--------------------------------------------------------------------------------

Commitments and contingencies


Shareholders' Equity (Deficit)
  Preferred stock; $.0001 par value; 10,000,000
   shares authorized; none issued or outstanding            --              --
  Common Stock, $.0001 par value; 200,000,000
   shares authorized; issued and outstanding -
   66,959,872 and 63,779,872 respectively                6,693           6,375
  Paid in Capital                                    8,345,193       5,237,511
  Other comprehensive income (loss)                    (77,513)        12,.600
  Subscriptions receivable                          (2,763,514)             --
  Deferred offering costs                             (594,524)       (594,524)
  Accumulated deficit prior to July 1, 2002         (5,124,642)     (5,124,642)
  Accumulated deficit from inception of
   development stage on July 1, 2002                (1,049,173)       (189,720)
--------------------------------------------------------------------------------

   Total Shareholder's Equity (Deficit)             (1,257,480)       (652,400)
--------------------------------------------------------------------------------

   Total liabilities and shareholder's equity      $   336,436     $    18,601
================================================================================


          See accompanying notes to consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (JULY 1, 2002) TO FEBRUARY 29, 2004, FOR THE YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

                                          Cumulative
                                            Amounts
                                         from July 1,
                                             2002
                                        (Inception) to
                                         February 29,     February 29,     February 28,
                                              2004           2004             2003
                                                                           (Restated)
                                        ---------------   ------------    -------------
Revenues                                 $         --      $         --   $         --

Cost of Sales                                      --                --             --
---------------------------------------------------------------------------------------

Gross Profit (loss)                                --                --             --
---------------------------------------------------------------------------------------

Operating expenses:
  Marketing                                    96,308            96,308             --
  Salaries and payroll related                298,346           281,519         17,338
  Professional Fees                           428,305           160,170        535,363
  Consulting services                         109,159           109,159             --
  Travel                                       81,493            47,730         33,763
  Selling, general and administrative
    expenses                                  222,834           140,474        123,082
---------------------------------------------------------------------------------------

    Total operating expenses                1,236,445           835,360        709,546
---------------------------------------------------------------------------------------

Loss before other income (expense)         (1,236,445)         (835,360)      (709,546)
---------------------------------------------------------------------------------------

Other income (expense):
  Gain on write-off of liabilities            257,839                --        257,839
  Interest expense                            (61,130)          (24,093)       (43,036)
  Foreign exchange loss                        (9,437)               --        (22,234)
---------------------------------------------------------------------------------------

    Total other income (expense)              187,272           (24,093)       192,569
---------------------------------------------------------------------------------------


Net Loss                                 $ (1,049,173)     $   (859,453)  $   (516,977)
=======================================================================================


Basic weighted average common shares
  outstanding                                                66,093,169     25,237,215
=======================================================================================


Basic and diluted Loss per common share                    $      (0.01)  $      (0.02)
=======================================================================================


          See accompanying notes to consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)

                                                                          Common Stock
                                                                          ------------
                                                                                                        Paid-in     Subscriptions
                                                                   Shares             Amount            Capital      Receivable
                                                               ------------------------------------------------------------------
Balance, February 28, 2002                                        2,292,145        $        226      $  4,099,098   $         --

Issuance of common stock for services                               200,000                  20           239,980
Issuance of common stock for license purchase                    59,800,000               5,980            (5,980)
Issuance of common stock for conversion of debt                     281,750                  28           126,760
Issuance of common stock for conversion of debt                      16,500                   2             8,248
Issuance of common stock for deferred offering costs              1,190,477                 119           594,405

Stock options granted                                                                                     175,000

Net loss - year ended February 28, 2003
                                                               ------------        ------------      ------------   ------------

Balance, February 28, 2003                                       63,779,872               6,375         5,237,511             --

Issuance of common stock for conversion of debt                     180,000                  18           107,982
(April 7, 2003 - Rothschild Group Inc.)
Issuance of common stock in a private placement                   1,500,000                 150         1,499,850     (1,500,000)
Issuance of common stock in a private                             1,500,000                 150         1,499,850     (1,263,514)
Foreign currency translation adjustment

Net loss - year ended February 29, 2004
                                                               ------------        ------------      ------------   ------------

Balance, February 29, 2004                                       66,959,872        $      6,693      $  8,345,193   $ (2,763,514)
                                                               ============        ============      ============   ============

                                                                                                     Accumulated
                                                                                                        other           Total
                                                                   Deferred         Accumulated     Comprehensive    Stockholders'
                                                                Offering Costs        Deficit       Income/(loss)       Equity
                                                               ------------------------------------------------------------------
Balance, February 28, 2002                                      $        --        $ (4,797,385)     $     12,600   $   (685,461)

Issuance of common stock for services                                                                                    240,000
Issuance of common stock for license purchase                                                                                 --
Issuance of common stock for conversion of debt                                                                          126,788
Issuance of common stock for conversion of debt                                                                            8,250
Issuance of common stock for deferred offering costs               (594,524)                                                  --

Stock options granted                                                                                                    175,000

Net loss - year ended February 28, 2003                                                (516,977)               --       (516,977)
                                                               ------------        ------------      ------------   ------------

Balance, February 28, 2003                                         (594,524)         (5,314,362)           12,600       (652,400)

Issuance of common stock for conversion of debt                                                                          108,000
(April 7, 2003 - Rothschild Group Inc.)
Issuance of common stock in a private placement                                                                               --
Issuance of common stock in a private                                                                                    236,486
Foreign currency translation adjustment                                                                   (90,113)       (90,113)

Net loss - year ended February 29, 2004                                                (859,453)                        (859,453)
                                                               ------------        ------------      ------------   ------------

Balance, February 29, 2004                                     $   (594,524)       $ (6,173,815)     $    (77,513)  $ (1,257,480)
                                                               ============        ============      ============   ============


          See accompanying notes to consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (JULY 1, 2002) TO FEBRUARY 29, 2004, FOR THE YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

                                                                Cumulative
                                                               Amounts from
                                                               July 1, 2002
                                                              (Inception) to
                                                                February 29,        February 29,      February 28,
                                                                    2004                2004              2003
                                                                                                      (Restated)
                                                             ----------------     --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                     $ (1,049,173)       $   (859,453)     $   (516,977)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
  Stock based compensation                                          175,000                  --           415,000
  Stock issued for interest payments                                 12,145                  --            12,145
  Depreciation                                                       62,562                 192            83,771
  Gain on write-off of liabilities                                 (257,839)                 --          (257,839)
 Changes in Operating assets and liabilities:
  Receivables and other assets                                      (29,709)            (35,904)            6,576
  Accounts payable and other liabilities                            321,403             115,993           261,865
-------------------------------------------------------------------------------------------------------------------

    Net cash provided by/(used in) operating activities            (765,611)           (779,172)            4,541
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property and equipment                               (197,220)           (197,220)               --
-------------------------------------------------------------------------------------------------------------------

    Net cash used in investing activities                          (197,220)           (197,220)               --
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from:
  Stockholder's capital contribution, net                           236,486             236,486                --
  Long term borrowings (related party)                              836,860             836,860                --
-------------------------------------------------------------------------------------------------------------------

    Net cash provided by financing activities                     1,073,346           1,073,346                --
-------------------------------------------------------------------------------------------------------------------

  Effect of exchange rate changes on cash                           (11,425)            (14,824)           12,419
  Net increase in cash                                               99,090              82,130            16,960
  Cash, beginning of period                                              --              16,960                --
-------------------------------------------------------------------------------------------------------------------
  Cash, end of period                                          $     99,090        $     99,090      $     16,960
===================================================================================================================

  Interest paid                                                $     18,735        $     18,735      $         --
  Income taxes paid                                            $         --        $         --      $         --

  Supplemental Schedule of noncash investing
    and financing activities:
   Common stock issued for repayment of accounts
    payable                                                    $     55,721        $         --      $     55,721
   Common shares issued for repayment of short
    term borrowings                                            $     67,172        $         --      $     67,172
   Common shares issued in payment of deferred
    offering costs                                             $    594,524        $         --      $    594,524
   Common stock issued for repayment of short
    term borrowings (related party)                            $    108,000        $    108,000      $         --

          See accompanying notes to consolidated financial statements.

                              NEWTECH BRAKE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

NewTech Brake Corp. (the "Company"), previously Internet VIP Inc., was incorporated in the State of Delaware on November 13, 1998. The Company was formed to sell long distance international telephone services using the technology, Voice over Internet Protocol ("VoIP"). The Company also operated through a wholly owned Canadian subsidiary corporation, IVIP Telcom Canada Inc., which dissolved through the Canadian bankruptcy system on or about October 25, 2001. On July 1, 2002, the Company discontinued the internet telephone service and was reclassified as a development stage company.

On July 1, 2002, the Company acquired the license to develop and manufacture a full contact brake system from NewTech Group International Inc., our parent company, in exchange for 92% of our common stock. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin Topic 5(g), for accounting purposes the acquisition of the license agreement was based on NewTech Group International's historical cost.

Under the name of NewTech Brake Corp., the new business will be to identify, develop and exploit, under licenses brought from NewTech Group International Inc., (our parent company), opportunities to provide a new generation of safer, more efficient and cost-effective full contact disc brakes and related components to the global heavy vehicle market.

The Company has no revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business model will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Nor can we give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements for the periods ended February 29, 2004 and February 28, 2003 include the accounts of the parent company, Newtech Brake Corp. and its subsidiary, NewTech Brake Mfg. (Suzhou) Co., Ltd. All significant intercompany accounts and transactions have been eliminated. The fiscal year end of the Company and its subsidiary is February 29.

Research and Development Costs:

Research and development costs are expensed as incurred.

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

Fair value of Financial Instruments:

The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables, accounts payable, accrued liabilities, notes payable and advance payable approximate their fair values because of the immediate or short-term maturity of these financial instruments.

Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. At February 29, 2004 and February 28, 2003 the Company had no cash equivalents.

Fixed assets and depreciation:

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives as follows when the property and equipment is placed in service:

                                              Estimate Useful Life
                                                   (In Years)

                       Equipment                     10
                       Office furniture               5
                       Tools                          5


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

Revenue Recognition:

The Company will recognizes revenue when:

      o     Persuasive evidence of an arrangement exists
      o     Shipment has occurred
      o     Price is fixed or determinable, and
      o     Collectability is reasonably assured


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

Stock based compensation:

The Company has adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 encourages the use of a fair-value-based method of accounting for stock-based awards, under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. Under SFAS 123, companies may, however, measure compensation costs for those plans using the method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Companies that apply APB No. 25 are required to include pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. The Company elected to account for options granted to employees under the provisions of APB No. 25. The Company accounts for stock options granted to consultants under SFAS 123.

Had the compensation expense for the stock option granted to employees been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at February 29, 2004 and February 28, 2003, the Company's net income and loss per share would have been increased to the proforma amounts indicated below:



                                                     February 29,  February 28,
                                                         2004          2003
                                                     ------------  ------------
             Net loss
                As reported                           $(859,453)    $(516,977)
                                                      ==========    ==========
                Pro forma                             $(903,453)    $(679,477)
                                                      ==========    ==========
             Loss per share
                As reported                           $   (0.01)    $   (0.02)
                                                      ==========    ==========
                Pro forma                             $   (0.01)    $   (0.03)
                                                      ==========    ==========

Recent accounting pronouncements:

In April 2003, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 149, "Amendment of Statement 13 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as specified and for hedging relationships designated after June 30, 2003.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise it became effective at the beginning of the first interim period beginning after June 15, 2003.

The Company does not anticipate that the adoption of this statement will have any material impact on the balance sheet or statement of operations.

NOTE 3 - FIXED ASSETS

Fixed assets, net consists of the following:

                                                    February 29,   February 28,
                                                        2004           2003
                                                   -------------  -------------
Equipment                                            $ 193,625      $ 244,804
Office furniture                                         5,216             --
Tools                                                      969             --
--------------------------------------------------------------------------------
                                                       199,810        244,804
Less :  accumulated depreciation                           192        244,804
--------------------------------------------------------------------------------
                                                     $ 199,618      $      --
================================================================================


NOTE 4 - SHORT TERM BORROWINGS

On March 14, 2000, the Company entered into a $25,000 loan agreement with a nonaffiliated party for an initial period of three months that has been extended indefinitely. The loan bears interest of 15% per annum, payable in cash or common shares of the Company, at the Company's option, at a conversion rate of 1 share for $0.0625 of interest. The loan is convertible at any time, at the lender's option, in whole or in part, to common shares of the Company at a conversion rate of $0.25 per share. The interest expense resulting from the beneficial conversion feature has been charged to the statement of operations for the year ended February 28, 2002. Substantially all of the Company's assets are pledged to guarantee the repayment of the loan. The balance of the loan at February 29, 2004 was $26,000 including unpaid interest for the fiscal years ending February 28, 2003 and February 29, 2004.

During the current fiscal year, the Company has received advances on a short-term basis from NewTech Group International Inc., a major shareholder of the Company, to support the development of the brake system operations. As of February 29, 2004, the balance is $928,775.

NOTE 5 - CONVERTIBLE DEBENTURE

On September 22, 2000, NewTech Brake Corp. entered into a convertible debenture agreement with an unaffiliated party. The amount of the debenture was $224,820 ($300,000 Canadian Dollars). The debenture bears interest of 10% per annum and expires on September 30, 2002. The debenture can be converted, at the discretion of the holder, at any time up to the expiring date into common shares of NewTech Brake Corp. at a rate of 1 share per US $0.05 of the balance outstanding which rate has been adjusted for the one-for-twenty reverse stock split. This debenture was in default from former administration (Internet VIP, Inc.). On January 7, 2004, NewTech Brake Corp. entered into an agreement with the debenture holder providing for the redemption of the convertible debenture. The agreement provides that NewTech Brake Corp. will redeem the convertible debenture with 16 equal monthly installments of $18,735 ($25,000 Canadian Dollars), including interest, commencing February 15, 2004, one installment of $17,330 ($23,126 Canadian Dollars) on June 15, 2005 and the last installment of $3,996 ($5,332 Canadian Dollars) on July 16, 2005.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company leases its production facilities in China under long-term operating lease agreement. Rent expense for all operating leases was $37,892 for the year ended February 29, 2004.

At February 29, 2004, future minimum lease payments for this lease are as follows:

                        YEAR ENDING
                        FEBRUARY 28,

                            2005                                $   75,785
                            2006                                    37,892
                 -----------------------------------------------------------
                  Total minimum lease payments                  $  113,677
                 ===========================================================


Litigation

In December 1998 the Company entered into a 4 year consulting agreement with the Nais Corp., a shareholder, according to which Nais Corp. will provide the Company with financial and business public relation consulting services in consideration for $6,000 USD per month. In accordance with the agreement, the commitment will start when the Company reaches certain amounts of revenue as defined in the agreement. Nais Corp. claims that it is owed approximately $240,000 USD at February 28, 2002. Prior to March 31, 2001, management believed that this claim had no merit based on the limited revenue generation not meeting the minimum requirements of the agreement. Mr. Jack Ehrenhaus, managing director of Nais Corp. became the president of the Company during the fiscal year ended February 28, 2002, and believed at February 28, 2002, the claim has merit. At February 28, 2003, Mr. Ehrenhaus was no longer the president of the Company. Current management believes that this claim, once again, has no merit and at February 28, 2003, has reversed the liability and reflected a gain of $257,839 in the February 28, 2003 financial statements.

On October 3, 2002, the Company entered into an agreement with a consultant concerning a "finders' fee" related to Equity Line of Credit with Cornell Capital Partners, L.P. As per the agreement, a finders' fee of 10% should be paid on net amount received by NewTech Brake Corp. related to the Equity Line of Credit Agreement with Cornell Capital Partners, L.P., up to a maximum amount of US $1,000,000.

On September 29, 2002, the Company received a formal notice from a company that had reached an agreement dated July 3, 2001 with the management of Internet VIP, the prior management and the predecessor company of NewTech Brake Corp. The plaintif's demands are for 1,000,000 shares of NewTech Brake Corp. common stock, 1,000,000 NewTech Brake Corp. warrants and $40,000 US. Management believes that these claims are without merit and will vigorously defend against any future action by this company. Therefore, no provision has been made in the financial statements.

In June 2003, a law firm filed a Complaint against the Company. The plaintiff alleges that it provided legal services to the Company at its request and that the Company has failed to pay for those legal services and seeks damages up to US $203,176. The Company has filed an answer, denying the allegations in the plaintiff's complaint and asserting various defenses. The action is in the early stages of litigation and management is unable to predict the probability of a favorable or an unfavorable outcome. An amount of US $73,899 is included in liabilities as at February 29, 2004.

Foreign subsidiary

The Company's subsidiary manufactures all of the Company's products. This subsidiary, with net assets totaling approximately $220,000, is located in Suzhou within the People's Republic of China ("PRC"). The loss of this subsidiary or a significant reduction in product availability from this supplier could have a material adverse effect on the Company. The subsidiary's operations in the PRC are subject to special consideration and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The subsidiary's production and therefore, the Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $(859,453) and $(561,977) for the years ended February 29, 2004 and February 28, 2003. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

Accordingly, on October 4, 2002, the Company entered into an equity line of credit agreement with Cornell Capital Partners, L.P. This agreement was terminated on February 11, 2003. On April 1, 2003, NewTech Brake entered into a new Equity Line of Credit with Cornell Capital Partners, L.P. On December 17, 2003, NewTech Brake terminated the April 1, 2003 Equity Line of Credit Agreement and on January 6, 2004, NewTech Brake entered into a new Equity Line of Credit with Cornell Capital. Cornell Capital, subject to certain terms and conditions, will purchase up to $10.0 million of the NewTech Brakes' common stock. The term of the agreement is twenty-four (24) months and NewTech Brake may, at its sole discretion, terminate the Equity Line of Credit Agreement upon ten (10) days prior written notice to Cornell Capital without further obligation to Cornell Capital. Cornell Capital will purchase the shares of common stock for a 3% discount to the lowest closing bid price of our common stock for the five (5) days immediately following the notice date. As a condition of the common stock purchase agreement, NewTech Brake filed a Registration Statement on January 13, 2004, and the SEC must declare it effective before Cornell Capital is obligated to purchase any common stock of NewTech Brake. There can be no assurance of how much cash NewTech Brake will receive, if any, under the Equity Line of Credit agreement with Cornell Capital.

NOTE 8 - INCOME TAXES

The Company's evaluation of the tax benefit of its net operating loss carry forward is presented in the following table. At February 29, 2004 and February 28, 2003, the tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.

                                                           February 29,   February 28,
                                                               2004           2003
                                                          -------------  ---------------
Income tax (benefit) consists of:
  Current                                                 $        --    $        --
  Deferred                                                         --             --
----------------------------------------------------------------------------------------
Provision (benefit) for income taxes                      $        --    $        --
========================================================================================

Reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:


                                                           February 29,   February 28,
                                                               2004           2003
                                                          -------------  ---------------
Taxes computed at combined federal and state tax rate     $  (292,117)   $  (175,772)
Non-deductible expenses                                        13,854        117,007
State income taxes, net of federal income tax benefit         (29,709)        (6,274)
Deferred tax asset valuation allowance                       (307,972)       (65,039)
----------------------------------------------------------------------------------------
Provision (benefit) for income taxes                      $        --    $        --
========================================================================================

The components of the deferred tax asset are as follows:

                                                           February 29,   February 28,
                                                               2004           2003
                                                          -------------  ---------------
Deferred tax assets:
  Start up expenses                                       $   307,972    $    65,039
----------------------------------------------------------------------------------------

Total deferred tax assets                                     307,972         65,039
----------------------------------------------------------------------------------------

Valuation allowance:
  Beginning of year                                           (65,039)            --
  Decrease (increase) during year                            (242,933)       (65,039)
----------------------------------------------------------------------------------------
  Ending balance                                             (307,972)       (65,039)
----------------------------------------------------------------------------------------

Net deferred taxes                                        $        --    $        --
========================================================================================

The Company has net operating carry forwards and start up cost totaling $818,423. The net operating losses will begin to expire in fiscal year 2023.

NOTE 9 - RELATED PARTIES

During fiscal year 2003, the Company issued 59,800,000 shares of common stock to NewTech Group International Inc., (our parent company). Pursuant to an Acquisition of Assets and Change of Control Agreement dated April 11, 2002 (the "Agreement"), whereby, NewTech Group International Inc. licensed their interests in certain patents, and rights of certain automotive technologies specifically related to the brake system in heavy vehicle markets (the `'NewTech Interests") to the Company.

In April 2003, the Company issued, on behalf of NewTech Group International Inc., 180,000 shares of common stock in settlement of consulting services in the amount of $108,000 in connection with the Acquisition of Assets and Change of Control Agreement, dated April 11, 2002, between NewTech Group International Inc. and Internet VIP, Inc.

During the current fiscal year, the Company has received advances on a short-term basis from NewTech Group International Inc. to support the development of the brake system operations. As of February 29, 2004, the balance is $928,775.

NOTE 10 - SHAREHOLDER'S EQUITY

On July 1, 2002, the Company effectively reversed split its common shares in a ratio of twenty (20) to one (1). All shares amounts have been retroactively restated to reflect the reverse split.

The Company issued 200,000 shares of common stock for consulting services rendered totaling $240,000.

On January 9, 2003, the Company amended its Articles of Incorporation to increase its common shares from 50 million to 200 million.

The Company issued 59,800,000 shares of common stock to NewTech Group International Inc. Pursuant to an Acquisition of Assets and Change of Control Agreement dated April 11, 2002 (the `'Agreement"), whereby, NewTech Group International Inc. will license their interests in certain patents, and rights of certain automotive technologies specifically related to the brake system in heavy vehicle markets (the `'NewTech Interests") to the Company.

Upon completion of the license agreement, NewTech Group International Inc. acquired 92% of our common stock. In accordance with SAB Topic 5(g) the license was valued at NewTech Group International Inc. historical basis.

The Company issued 298,250 shares of common stock valued at $135,038 in settlement of debt valued at $122,893. The Company recognized approximately $12,415 in additional interest expense.

The Company issued 1,190,477 shares of common stock in settlement of prepaid financing commitment fees valued at $594,525.

In April 2003, the Company issued, on behalf of NewTech Group International Inc., 180,000 shares of common stock in settlement of consulting services in the amount of $108,000 in connection with the Acquisition of Assets and Change of Control Agreement, dated April 11, 2002, between NewTech Group International Inc. and Internet VIP, Inc.

In June 2003, the Company issued 3,000,000 shares of common stock for a total subscription of $3,000,000. As of February 29, 2004, $236,486 has been received, leaving a subscription receivable balance of $2,763,514 as reported on the balance sheet in Shareholders' Deficit.

NOTE 11 - STOCK OPTIONS

In November 2002, each member of the Board or Directors received options to purchase 125,000 shares of common stock during their terms as directors. The exercise price for these options is $0.50 per share and they expire one year after the director resigns from his directorship. The Company recognized $175,000 expense related to these options.

Under the terms of their employment contracts, in April 2003, the Company granted options to two employees to purchase 100,000 shares of NewTech Brake common stock at an exercise price of $0.60 per share. The options expire three years after the execution of the employment agreement. As allowed under APB No. 25 "Accounting for stock option issued to employees", no compensation expense was recognized from these options.

The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation". During 2004 and 2003, no options were granted to consultants.

The fair value of each option is estimated present value on the date of grant using the Black Scholes option-pricing model with the assumption:

Risk-free interest rate       4%
Expected life (years)         3 - 5
Expected volatility           0.681
Expected dividends            None



A summary of options for the years ended February 29, 2004 and February 28, 2003 is shown below:

                               FEBRUARY 29,            February 28,
                                   2004                    2003
                         -------------------------------------------------
                                       Weighted                Weighted
                                        average                 average
                           Number of   exercise    Number of   exercise
                            shares       price      shares       price
      Outstanding at
        beginning of
        period              625,000     $ 0.50          --    $   --
      Granted               200,000       0.60     625,000      0.50
      Exercised                  --         --          --        --
      Forfeited                  --         --          --        --
     ---------------------------------------------------------------------
       Outstanding at       825,000     $ 0.52     625,000    $ 0.50
        end of period
     ---------------------------------------------------------------------
       Exercisable at
        end of period       825,000                625,000
     =====================================================================

NOTE 12 - CORRECTION OF ERRORS AND RECLASSIFICATIONS

The license agreement with Newtech Group International Inc., our parent company, was incorrectly recorded on our balance sheet as of February 28, 2003. The 2003 financial statements have been restated to correct them to record the license agreement at the parent companies historical cost basis in accordance with the provisions of Securities and Exchange Commission's Staff Accounting Bulletin Topic 5(g). The effect of correcting this error was to reduce the total assets by $11,960,000.

In addition, the Company has determined that certain stock options and stock grants were incorrectly valued in fiscal year ending February 28, 2003. The effect of these corrections was to increase professional fees by approximately $375,000 and to increase interest expense by $12,145. The net loss increased by a total of $387,145.

Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 13 - CURRENCY RATES

For the purpose of conversion from Canadian Dollars to U.S. Dollars, the end of the month and twelve month average exchange rates were used, where applicable. The rate, as quoted on the Oanda Website, was $0.7494 Canadian Dollars to 1 U.S. Dollar at February 29, 2004 and $0.66966 at February 28, 2003.

The average rate for the periods ending February 29, 2004 and February 28, 2003 was $0.73394 and $0.64179, respectively, Canadian Dollars to $1 U.S. Dollar.


NOTE 14 - SUBSEQUENT EVENTS

On April 12, 2004, a consultant filed a Complaint against Newtech Brake Corporation in the Circuit Court in Florida. Newtech Brake filed a Notice of Removal, removing the case to the United States District Court in the Southern District of Florida. In its Complaint, Plaintiff alleges that Newtech Brake failed to comply with certain contractual obligations regarding the issuance and registration of stock. This consultant asserts a cause of action against Newtech Brake for damages and injunctive relief. This consultant seeks damages in the amount of $823,137.00 as well as costs and attorney's fees. On June 1, 2004, Newtech Brake filed a Motion to Dismiss. on the grounds that Newtech Brake is not a party to the contract and that this consultant failed to allege it was a registered broker-dealer. Given that the action is in the early stages of litigation, we are unable to predict the probability of a favorable or an unfavorable outcome. The Company intends to vigorously defend this action.

In May 2004, the Company issued 2,740,000 preferred shares in payment of advances from parent company and acquisition of assets for a total consideration of $2,740,000.

Since March 1, 2004, we received an additional amount of $762,949 of the subscription receivable balance of $2,763,514 related to the 3,000,000 shares of common stock that had been issued by the Company in June 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There has been a change in certifying accountant in order to comply with the American Stock Exchange (AMEX) listing requirements.

      On March 22, 2004, the Board of Directors has retained the firm of Daszkal Bolton LLP, certified public accountants, as the Company's principal independent accountants. Daszkal Bolton LLP will audit the Company's annual consolidated financial statements and review the Company's quarterly consolidated financial statements. In compliance with Securities Exchange Commission (SEC) a Form 8-K is being filed to that effect. Mr. Mark Cohen submitted his resignation on March 22, 2004.

ITEM 8A. CONTROLS AND PROCEDURES

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures as of February 29, 2004 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended February 29, 2004.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Directors serve for one year terms and until their successors are elected and assume office. At the close of the fiscal year on February 29, 2004, the following constituted the Board of Directors:

      NewTech Brake's interim directors and executive officers are as follows:

           NAME                       AGE       POSITION

           Yvon Rancourt              59        President, Chief Operating
                                                  Officer, Chief Executive
                                                  Officer and Chairman of
                                                  the Board

           Claude Rancourt            56        Director, Secretary

           Gilbert Lasnier            47        Director

           Marc-Antoine Gratton       51        Director

           Louis Lacroix              64        Director

           Francois Houle             51        Director


      The following is a brief description of the background of the directors and executive officers of NewTech Brake.

YVON RANCOURT

      Mr. Yvon Rancourt became Chairman of the Board of Directors and Chief Operating Officer of NewTech Brake Corp. effective April 19, 2002. Mr. Rancourt became President and interim C.E.O. and C.F.O. of NewTech Brake Corp. on October 4, 2002. Mr. Rancourt is the inventor of the NewTech Full Contact Disc Brake and was one of the founders and principal patent filers at NewTech Group International Inc. Since the beginning of NewTech Group International Inc. in 1991, Mr. Rancourt has been serving as Chairman of the Board of Directors and Chief Operating Officer of NewTech Group International Inc. From 1981 to 1991, Mr. Rancourt served as Director of Production at Compania Minera Ucalali S.A. From 1979 to 1981, Mr. Rancourt worked as a private consultant in the wood finishing manufacturing industry. From 1976 to 1979, Mr. Rancourt served as Chief Executive Officer of Dolphin Brake Inc. At Dolphin Brake Inc., Mr. Rancourt was one of the founders and the principal patent filer of the first concept of full contact disc brakes for heavy vehicles. From 1974 to 1976, Mr. Rancourt served as Managing Director at Les Manufacturiers de Precision de Beauce Inc., a manufacturer of truck trailer axles. From 1973 to 1974, Mr. Rancourt served as Director of Production for Snow Jet, a manufacturer of snowmobiles. In 1966, Mr. Rancourt founded Beauce Machine Shop and served as Managing Director until 1973. Yvon Rancourt is the brother of Claude Rancourt. .


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

FRANCOIS HOULE

      Mr. Francois Houle was appointed to the Board of Directors on April 26, 2004. Mr. Houle is President of Transport C.C.F. Houle Inc. created in 1979, a specialized transportation fleet of 700 units covering Canada and the United States. In 1994, he bought Martel Express a moving company operating in North America. He is also President of Martel Express Trois-Rivieres and Vice-President of Martel Express Montreal and Lamb 2000 Toronto, divisions of Martel Express.


RESIGNATION OF DIRECTORS AND OFFICERS

      None

COMPENSATION OF DIRECTORS

      The Board of Directors has not received compensation for acting as a director. The Board of Directors received options to purchase 125,000 shares of common stock during their terms as directors. The exercise price for these options is $0.50 per share and they expire one year after the director resigns from his directorship.

CODE OF BUSINESS CONDUCT AND ETHICS FOR NEWTECH BRAKE CORP.

      NewTech Brake Corp. has adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer. Our Code of Ethics is attached to this filing.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and beneficial owners of more than ten percent of any class of Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and beneficial owners of more than ten percent are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ending February 29, 2004, we are not aware of any instance where any of the officers, directors and 10% stockholders of NewTech Brake failed to make any filings.

ITEM 10.  EXECUTIVE COMPENSATION

                             SUMMARY COMPENSATION TABLE
                              OPTION/SAR GRANTS TABLE

                                                ANNUAL COMPENSATION
                            ------------------------------------------------------------
NAME AND PRINCIPAL                                                          OTHER ANNUAL
POSITION                      YEAR         SALARY            BONUS          COMPENSATION
--------------------------  --------     ----------        ---------        ------------
                                             ($)               ($)              ($)
Yvon Rancourt(1)              2004        $       0         $      0          $     0
Chairman,  President,         2003        $       0         $      0          $     0
Chief Executive Officer &     2002        $       0         $      0          $     0
Chief Financial Officer

Jack Ehrenhaus (2)            2004        $       0         $      0          $     0
Former President              2003        $       0         $      0          $     0
                              2002        $       0         $      0          $     0

Christian Richer (3)          2004        $       0         $      0          $     0
Former Chief Executive        2003        $       0         $      0          $     0
Officer of the former         2002        $       0         $      0          $ 4,000
Corporation

Dr. Ilya Gerol (4)            2004        $       0         $      0          $     0
Chairman and Chief            2003        $       0         $      0          $     0
Executive Officer             2002        $  12,000         $      0          $     0
of the former Corporatoin

                                                          LONG-TERM COMPENSATION
                                         ---------------------------------------------------------
                                                     AWARD                     PAYOUTS
                                         ---------------------------  ----------------------------
                                         RESTRICTED
NAME AND PRINCIPAL                         STOCK            OPTIONS/     LTIP         ALL OTHER
POSITION                      YEAR         AWARDS            SAR'S      PAYOUTS      COMPENSATION
--------------------------  --------     ----------        ---------   ---------    --------------
                                            (#)                (#)        ($)            ($)
Yvon Rancourt(1)              2004                0                0    $     0       $     0
Chairman,  President,         2003                0          125,000    $     0       $     0
Chief Executive Officer &     2002                0                0    $     0       $     0
Chief Financial Officer

Jack Ehrenhaus (2)            2004                0                0    $     0       $     0
Former President              2003                0                0    $     0       $     0
                              2002                0                0    $     0       $     0

Christian Richer (3)          2004                0                0    $     0       $     0
Former Chief Executive        2003                                      $     0       $     0
Officer of the former         2002            5,000            5,000    $     0       $     0
Corporation

Dr. Ilya Gerol (4)            2004                0                0    $     0       $     0
Chairman and Chief            2003                0                0    $     0       $     0
Executive Officer             2002                0                0          0             0
of the former Corporatoin


--------------------------------------------------------------------------------

(1) Mr. Yvon Rancourt was appointed Chairman of NewTech Brake Corp. on April 19, 2002, he has been Chief Executive Officer and Chief Financial Officer since October 4, 2002.

(2) Mr. Ehrenhaus was President of NewTech Brake Corp. from December 31, 2001 to October 4, 2002.

(3) Mr. Richer was appointed Chief Executive Officer of Internet VIP the former corporation of NewTech Brake Corp. from August 29, 2000 through May 1, 2001 the date he resigned from his position.

      As per Mr. Richer employment agreement is annual salary was $90,000 per year. Due to cash shortage of the former corporation, Mr. Richer did not receive any portion of his salary.

      Mr. Richer was granted option to purchase 5,000 common shares (post reverse split) of NewTech Brake Corp. at $1.00 per share for each year his employment contract was in effect.

      Mr. Richer's employment contract provided for an annual car allowance of $4,000.

      Under the terms of his employment contract, Mr. Richer was granted 5,000 shares (post reverse split) of NewTech Brake's common stock.

      Under the terms of his employment contract, Mr. Richer was granted options to purchase 5,000 shares (post reverse split) of NewTech Brake common stock at an exercise price of $1.00 per share for each year his employment contract was in effect.

(4) Mr. Gerol was Chief Executive Officer from March 1, 2000 through April 30, 2002.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

      None

INDIVIDUAL GRANTS

      None

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the information as of June 14, 2004 regarding the beneficial ownership of the Company's Common Stock, $.0001 par value, as of the date hereof and after the Offering by (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding shares of Common Stock, (ii) each director and executive officer of the Company who owns shares and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares of Common Stock are owned by the individual named as sole record and beneficial owner with exclusive power to vote and dispose of such shares. None of the people listed below owns any other securities of the Company. There are no arrangements, other than those mentioned in the `Subsequent Events' section of this document (see above) which may result in a change in control of the Company.

                                                                                               COMMON
                                                                                                STOCK
                                                                                         BENEFICIALLY
                                                                                                OWNED
                                                                                   ------------------  -------------
NAME/ADDRESS                                                   TITLE OF CLASS                  NUMBER     PERCENT(1)
----------------------------------------------------------     ------------------  ------------------  -------------
Yvon Rancourt                                                  Common stock             661,500(2)(3)           *
779 Industrial Blvd.
Blainville, Quebec J7C 3V3

NewTech Group International Inc.(3)                            Common stock          50,853,810             75.02%
779 Industrial Blvd.
Blainville, Quebec J7C 3V3

Claude Rancourt                                                Common stock             161,500(2)(3)           *
779 Industrial Blvd.
Blainville, Quebec J7C 3V3

Gilbert Lasnier                                                Common stock             161,500(2)              *
779 Industrial Blvd.
Blainville, Quebec J7C 3V3

Marc-Antoine Gratton                                           Common stock             161,500(2)              *
779 Industrial Blvd.
Blainville, Quebec  J7C 3V3

Louis Lacroix                                                  Common stock             214,000(2)              *
779 Industrial Blvd.
Blainville, Quebec  J7C 3V3

Francois Houle                                                 Common stock              15,625(4)              *
779 Industrial Blvd.
Blainville, Quebec  J7C 3V3

All Directors and Officers as a Group(5)                       Common stock          52,229,435             77.05%
779 Industrial Blvd.
Blainville, Quebec J7C 3V3

--------------------------------------------------------------------------------
*     Represents less than 1%.

(1) Applicable percentage of ownership is based on 66,959,872 shares of common stock outstanding as of June 14, 2004, together with securities exercisable or convertible into shares of common stock within 60 days of June 14, 2004 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of June 14, 2004 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes an option to purchase 125,000 shares of common stock at an exercise price of $0.50 per share and an option to purchase 36,500 shares of common stock at an exercise price of $1.10 per share.

(3) Pursuant to the Asset Transfer and Change of Control Agreement, dated April 11, 2002, by and between the Company and NewTech Group International Inc., NewTech Brake issued 59,800,000 shares of NewTech Brake's common stock to NewTech Group International Inc. as payment for product licensing and distribution rights. Subsequently, NewTech Group International Inc. transferred 8,946,190 shares, leaving 50,853,810 shares of common stock. The two majority shareholders of NewTech Group International Inc. are Mr. Yvon Rancourt and Mr. Claude Rancourt. Together they are majority shareholders of NewTech Group International Inc. which represents 51.48% of the total outstanding shares of NewTech Group International Inc.. Accordingly, Mr. Yvon Rancourt and Mr. Claude Rancourt are deemed to be the beneficial owners of the shares in NewTech Brake held by NewTech Group International Inc.

(4) Includes an option to purchase 15,625 shares of common stock at an exercise price of $1.10 per share.

(5)   Consists of 6 individuals

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In February 2002, NewTech Brake issued 1,500,000 shares of common stock to the former Chairman of the Board, Ilya Gerol and former Vice-President, Viatcheslav Makarov in settlement of accrued, unpaid wages in the amount of $45,996 and loans to NewTech Brake in the amount of $20,000. Mr. Gerol and Mr. Makarov each received 750,000 shares of common stock, which were issued before the reverse stock split.

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


ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K


      (A)   LIST OF EXHIBITS

EXHIBIT NO.  DESCRIPTION                                        LOCATION
-----------  -------------------------------------------------  -------------------------------------
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

3.3          NewTech Brake Corp. Certificate of Amendment to    Incorporated by reference to Exhibit
             Certificate of Incorporation                       3.3 in the Registration Statement on
                                                                Form 10-QSB filed with the SEC on
                                                                January 15, 2003

5.1          Opinion   re:  Legality                            Incorporated by reference to Exhibit
                                                                5.1 in the Registration Statement on
                                                                Form SB-2 filed with the SEC on
                                                                January 13, 2004

EXHIBIT NO.  DESCRIPTION                                        LOCATION
-----------  -------------------------------------------------  -------------------------------------
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

EXHIBIT NO.  DESCRIPTION                                        LOCATION
-----------  -------------------------------------------------  -------------------------------------
10.12        Asset Transfer and Change in Control Agreement,    Incorporated by reference to Exhibit
             dated April 11, 2002, by and between Internet      10.12 in the Quarterly Report on
             VIP, Inc. and NewTech Group International, Inc.    Form 10-QSB filed with SEC on
                                                                October 21, 2002

10.13        Equity Line of Credit Agreement, dated October     Incorporated by reference to Exhibit
             4, 2002, by and between NewTech Brake Corp. and    10.13 in the Quarterly Report on
             Cornell Capital Partners, LLP                      Form 10-QSB filed with SEC on
                                                                October 21, 2002

10.14        Registration Rights Agreement, dated October 4,    Incorporated by reference to Exhibit
             2002, by and between NewTech Brake Corp. and       10.14 in the Quarterly Report on
             Cornell Capital Partners, LP                       Form 10-QSB filed with SEC on
                                                                October 21, 2002

10.15        Escrow Agreement, dated October 4, 2002, by and    Incorporated by reference to Exhibit
             among NewTech Brake Corp., Cornell Capital         10.15 in the Quarterly Report on
             Partners, LP, Wachovia Bank, NA and Butler         Form 10-QSB filed with SEC on
             Gonzalez LLP                                       October 21, 2002

10.16        Placement Agent Agreement, dated October 4,        Incorporated by reference to Exhibit
             2002, by and between NewTech Brake Corp. and       10.16 in the Quarterly Report on
             Westrock Advisors, Inc.                            Form 10-QSB filed with SEC on
                                                                October 21, 2002

10.17        Equity Line of Credit Agreement, dated April 1,    Incorporated by reference to Exhibit
             2003, by and between NewTech Brake Corp. and       10.17 in the Quarterly Report on
             Cornell Capital Partners, LP                       Form 10-QSB filed with SEC on
                                                                October 6, 2003

10.18        Equity Line of Credit Agreement, dated January     Incorporated by reference to Exhibit
             6, 2004, by and between NewTech Brake Corp. and    10.18 in the Registration Statement
             Cornell Capital Partners, LP                       on Form SB-2 filed with SEC on
                                                                January 13, 2004

10.19        Registration Rights Agreement, dated January 6,    Incorporated by reference to Exhibit
             2004, by and between NewTech Brake Corp. and       10.19 in the Registration Statement
             Cornell Capital Partners, LP                       on Form SB-2 filed with SEC on
                                                                January 13, 2004

10.20        Escrow Agreement, dated January 6, 2004, by and    Incorporated by reference to Exhibit
             among NewTech Brake Corp., Cornell Capital         10.20 in the Registration Statement
             Partners, LP, Wachovia Bank, NA and Butler         on Form SB-2 filed with SEC on
             Gonzalez LLP                                       January 13, 2004

10.21        Placement Agent Agreement, dated January 6,        Incorporated by reference to Exhibit
             2004, by and between NewTech Brake Corp. and       10.21 in the Registration Statement
             Westrock Advisors, Inc.                            on Form SB-2 filed with SEC on
                                                                January 13, 2004

16.1         Letter, dated October 16, 2000, from Arthur        Incorporated by reference to Exhibit
             Andersen LLP to the SEC                            16.1 in the Current Report on Form
                                                                8K filed with SEC on October 23, 2000

31.1         Certification Pursuant to Section 302              Provided herewith

31.2         Certification Pursuant to Section 302              Provided herewith

32           Certification Pursuant to 18 U.S.C. Section 1350   Provided herewith

99.1         Code of business conduct and ethics for NewTech    Provided herewith
             Brake Corp.

      (B)   REPORTS ON FORM 8-K.

      No reports were filed during the last quarter of the period covered by this report.


ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

FEES BILLED BY MARK COHEN DURING FISCAL YEARS 2004 AND 2003

      During the fiscal years ended February 29, 2004 and February 28, 2003, Mark Cohen provided various audit and audit related services to NewTech Brake Corp. The fees associated with those services are as follows:

                                                    February 29,  February 28,
                                                        2004          2003
                                                    ------------  ------------
Audit fees (1)                                         $ 3,500       $ 3,500
--------------------------------------------------------------------------------
                                                       $ 3,500       $ 3,500
================================================================================


(1) Audit fees include the financial statement audit (including required quarterly reviews) and other procedures required to be performed by the independent auditors to be able to form an opinion on our consolidated financial statements.


DETERMINATION OF INDEPENDENCE

      Our Board of Directors has determined that the fees received by Mark Cohen
for   professional   services  are  compatible  with  maintaining  Mark  Cohen's independence.

APPROVAL OF NON-AUDIT SERVICES

      We currently engage Daszkal Bolton, LLP as our independent auditors. In addition to the audit services they provide with respect to our annual audited consolidated financial statements included in our Annual Report on Form 10-KSB and certain other filings with the SEC, Daszkal Bolton, LLP may provide to us in the future certain non-audit related services, such as review of SEC filings and United States GAAP advice. Effective as of July 20, 2002, the Sarbanes Oxley Act of 2002 requires that all non-auditing services, other than in certain circumstances provided therein, provided to an issuer by the auditor of the issuer be pre-approved by the audit committee of the issuer. Accordingly, our Audit Committee will be required to pre-approve any such services prior to such an engagement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: June 14, 2004                         By:  /s/ Yvon Rancourt
                                                 -------------------------------
                                                 Yvon Rancourt
                                                 President,
                                                 Chief Operating Officer and
                                                 Acting  Chief Executive Officer
                                                 Acting Chief Financial Officer
                                                 Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Yvon Rancourt                          Date: June 14, 2004
----------------------
Yvon Rancourt


/s/ Claude Rancourt                        Date: June 14, 2004
----------------------
Claude Rancourt


/s/ Marc-Antoine Gratton                   Date: June 14, 2004
----------------------
Marc-Antoine Gratton


                                           Date: June 14, 2004
----------------------
Gilbert Lasnier


/s/ Louis Lacroix                          Date: June 14, 2004
----------------------
Louis Lacroix


/s/ Francois Houle                         Date: June 14, 2004
----------------------
Francois Houle