Form 10QSB
period 2004-05-31
NEWTECH BRAKE CORP
filed 2004-07-14
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB

   [X] Quarterly report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the quarterly period ended May 31, 2004

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

As of July 14, 2004, the Registrant had 66,959,872 shares of its common stock outstanding and 2,740,000 shares of its preferred stock outstanding.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                              INDEX TO FORM 10-QSB
                       FOR THE QUARTER ENDED MAY 31, 2004

                                                                                                                              PAGE

PART I.       FINANCIAL INFORMATION

     Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

              Balance Sheet (unaudited) as of May 31, 2004                                                                      1

              Statement of Operations (unaudited) for the period from inception (July 1, 2002) to May 31, 2004 and for the      2
                 three month periods ended May 31, 2004 and 2003

              Statement of Stockholders' Equity (unaudited)                                                                     3

              Statement of Cash Flows (unaudited) for the period from inception (July 1, 2002) to May 31, 2004 and for the      4
                 three month periods ended May 31, 2004 and 2003

              Notes to the Condensed Consolidated Financial Statements for the three month period ended May 31, 2004            5

     Item 2.  Plan of Operations/Management's Discussion and Analysis                                                          12

     Item 3.  Controls and Procedures                                                                                          14

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                                15

     Item 2.  Changes in Securities                                                                                            15

     Item 3.  Defaults Upon Senior Securities                                                                                  15

     Item 4.  Submission of Matters to a Vote of Security Holders                                                              16

     Item 5.  Other Information                                                                                                16

     Item 6.  Exhibits and Reports on Form 8-K                                                                                 16

ITEM 1. FINANCIAL STATEMENTS

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
MAY 31, 2004
(UNAUDITED)

                                        Assets

Current assets
   Cash and cash equivalents                                                               $    160,546
   Other receivables                                                                              8,047
   Deposits                                                                                      67,630
   Short term advances (related party)                                                           96,200
---------------------------------------------------------------------------------------------------------

     Total current assets                                                                       332,423

Fixed assets, net                                                                             1,078,006

Industrial drawings                                                                           1,200,000
---------------------------------------------------------------------------------------------------------

     Total assets                                                                          $  2,610,429
=========================================================================================================

                         Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable and accrued liabilities                                                $    408,488
   Short term borrowings                                                                         20,000
   Current portion of long term debt                                                            150,919
---------------------------------------------------------------------------------------------------------

     Total current liabilities                                                                  579,407

Long term debt, net of short term borrowings                                                     20,677
---------------------------------------------------------------------------------------------------------

     Total liabilities                                                                          600,084
---------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' Equity
   Preferred stock; $.0001 par value; 10,000,000 shares authorized; issued and
     outstanding - 2,740,000                                                                        274
   Common Stock, $.0001 par value; 200,000,000 shares authorized; issued and
     outstanding - 66,959,872                                                                     6,693
   Paid in Capital                                                                           11,098,719
   Other comprehensive income (loss)                                                            (60,854)
   Subscriptions receivable                                                                  (1,998,403)
   Deferred offering costs                                                                     (594,524)
   Accumulated deficit prior to July 1, 2002                                                 (5,124,642)
   Accumulated deficit from inception of development stage on July 1, 2002                   (1,316,918)
---------------------------------------------------------------------------------------------------------

     Total Shareholder's Equity                                                               2,010,345
---------------------------------------------------------------------------------------------------------

     Total liabilities and shareholder's equity                                            $  2,610,429
=========================================================================================================

     See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (JULY 1, 2002) TO MAY 31, 2004,
FOR THE THREE MONTH PERIODS ENDED MAY 31, 2004 AND 2003
(UNAUDITED)

                                                          Cumulative
                                                         Amounts from        Three month periods
                                                         July 1, 2002            ended May 31,
                                                        (Inception) to   ----------------------------
                                                         May 31, 2004        2004            2003
                                                        --------------   ------------    ------------
                                                                                          (restated)
Revenues                                                 $         --    $         --    $         --

Cost of Sales                                                      --              --              --
-------------------------------------------------------------------------------------------------------

Gross Profit (loss)                                                --              --              --
-------------------------------------------------------------------------------------------------------

Operating expenses:
   Marketing                                                   98,933           2,625          25,569
   Salaries and payroll related                               430,502         132,156          36,660
   Professional Fees                                          494,260          65,955          31,851
   Consulting services                                        109,159              --          41,792
   Travel                                                      87,523           6,030           4,511
   Selling, general and administrative expenses               275,708          52,874          26,591
-------------------------------------------------------------------------------------------------------

     Total operating expenses                               1,496,085         259,640         166,974
-------------------------------------------------------------------------------------------------------

Loss before other income (expense)                         (1,496,085)       (259,640)       (166,974)
-------------------------------------------------------------------------------------------------------

Other income (expense):
   Gain on write-off of liabilities                           257,839              --              --
   Interest expense                                           (69,235)         (8,105)         (6,393)
   Foreign exchange gain (loss)                                (9,437)             --             596
-------------------------------------------------------------------------------------------------------

    Total other income (expense)                              179,167          (8,105)         (5,797)
-------------------------------------------------------------------------------------------------------

Net Loss                                                 $ (1,316,918)   $   (267,745)   $   (172,771)
=======================================================================================================

Basic weighted average common shares outstanding                           66,959,872      63,887,481
=======================================================================================================

Basic and diluted Loss per common share                                  $      (0.00)   $      (0.00)
=======================================================================================================


     See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                          Common Stock                Preferred Stock
                                                   --------------------------    -------------------------     Paid-in
                                                      Shares         Amount        Shares         Amount       Capital
                                                   -----------    -----------    -----------   -----------   -----------
Balance, February 29, 2004                          66,959,872    $     6,693             --   $        --   $ 8,345,193

Issuance of preferred stock for
  conversion of debt and
  acquisition of assets                                                            2,740,000           274     2,739,726

Receipt of subscriptions receivable

Gain on write-off of liabilities                                                                                  13,800

Foreign currency translation adjustment

Net loss - three month period ended May 31, 2004
                                                   -----------    -----------    -----------   -----------   -----------
Balance, May 31, 2004                               66,959,872    $     6,693      2,740,000   $       274   $11,098,719
                                                   ===========    ===========    ===========   ===========   ===========

                                                                                                 Accumulated
                                                                                                   other           Total
                                                   Subscriptions   Deferred      Accumulated   Comprehensive    Stockholders'
                                                    Receivable       Costs          Deficit     Income/(loss)      Equity
                                                    -----------    -----------    -----------    -----------    -----------
Balance, February 29, 2004                          $(2,763,514)   $  (594,524)   $(6,173,815)   $   (77,513)   $(1,257,480)

Issuance of preferred stock for
  conversion of debt and
  acquisition of assets                                                                                           2,740,000

Receipt of subscriptions receivable                     765,111                                                     765,111

Gain on write-off of liabilities                                                                                     13,800

Foreign currency translation adjustment                                                               16,659         16,659

Net loss - three month period ended May 31, 2004                                     (267,745)                     (267,745)
                                                    -----------    -----------    -----------    -----------    -----------
Balance, May 31, 2004                               $(1,998,403)   $  (594,524)   $(6,441,560)   $   (60,854)   $ 2,010,345
                                                    ===========    ===========    ===========    ===========    ===========


See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (JULY 1, 2002) TO MAY 31, 2004,
FOR THE THREE MONTH PERIODS ENDED MAY 31, 2004 AND 2003
(UNAUDITED)

                                                                                      Cumulative
                                                                                     Amounts from       Three month periods
                                                                                     July 1, 2002           ended May 31,
                                                                                    (Inception) to  ----------------------------
                                                                                     May 31, 2004       2004           2003
                                                                                    --------------  ------------   ------------
                                                                                                                     (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                          $(1,316,918)   $  (267,745)   $  (172,771)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Stock based compensation                                                           175,000             --             --
      Stock issued for interest payments                                                  12,145             --             --
      Depreciation                                                                        62,922            360             --
      Gain on write-off of liabilities                                                  (257,839)            --             --
   Changes in Operating assets and liabilities:
      Receivables and other assets                                                       (67,658)       (37,949)       (12,467)
      Accounts payable and other liabilities                                             323,370          1,967          6,623
--------------------------------------------------------------------------------------------------------------------------------

        Net cash used in operating activities                                         (1,068,978)      (303,367)      (178,615)
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and equipment                                                   (207,387)       (10,167)            --
--------------------------------------------------------------------------------------------------------------------------------

        Net cash used in investing activities                                           (207,387)       (10,167)            --
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long term debt                                                           (53,224)       (53,224)            --
   Proceeds from:
      Stockholder's capital contribution, net                                          1,001,597        765,111             --
      Short term borrowings (repayment) (related party)                                  483,304       (353,556)       349,834
--------------------------------------------------------------------------------------------------------------------------------

        Net cash provided by financing activities                                      1,431,677        358,331        349,834
--------------------------------------------------------------------------------------------------------------------------------

   Effect of exchange rate changes on cash                                                 5,234         16,659             --
   Net increase in cash                                                                  160,546         61,456        171,219
   Cash, beginning of period                                                                  --         99,090         16,960
--------------------------------------------------------------------------------------------------------------------------------
   Cash, end of period                                                               $   160,546    $   160,546    $   188,179
================================================================================================================================

   Interest paid                                                                     $    25,405    $     6,670    $        --
   Income taxes paid                                                                 $        --    $        --    $        --

   Supplemental Schedule of noncash investing and financing activities:
     Common stock issued for repayment of accounts payable                           $    55,721    $        --    $        --
     Common shares issued for repayment of short term borrowings                     $    67,172    $        --    $        --
     Common shares issued in payment of deferred offering costs                      $   594,524    $        --    $        --
     Common stock issued for repayment of short term borrowings (related party)      $   108,000    $        --    $   108,000
     Preferred stock issued for repayment of short term borrowings (related party)   $   671,419    $   671,419    $        --
     Preferred stock issued for acquisition of assets                                $ 2,068,581    $ 2,068,581    $        --

     See accompanying notes to condensed consolidated financial statements.

                               NEWTECH BRAKE CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  MAY 31, 2004


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of NewTech Brake Corp. (the `'Company") and its wholly owned subsidiary, NewTech Brake Mfg. (Suzhou) Co., Ltd. and have been prepared in accordance with generally accepted accounting principles for interim information and Regulation S-B. These consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended February 29, 2004 included in the Form 10-KSB filed with the Securities and Exchange Commission.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements for the three month periods ended May 31, 2004 and 2003 include the accounts of the parent company, Newtech Brake Corp. and its subsidiary, NewTech Brake Mfg. (Suzhou) Co., Ltd. All significant intercompany accounts and transactions have been eliminated. The fiscal year end of the Company and its subsidiary is February 28.

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

Fair value of Financial Instruments:

The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables, short term advances, accounts payable, accrued liabilities, notes payable and advance payable approximate their fair values because of the immediate or short-term maturity of these financial instruments.

Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. At May 31, 2004 and 2003 the Company had no cash equivalents.

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

Had the compensation expense for the stock option granted to employees been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at May 31, 2004 and 2003, the Company's net income and loss per share would have been increased to the proforma amounts indicated below:

                                              May 31          May 31,
                                               2004            2003
                                             ---------       ---------
           Net loss
              As reported                    $(267,745)      $(172,771)
                                             =========       =========
              Pro forma                      $(429,493)      $(172,771)
                                             =========       =========

           Loss per share
              As reported                    $   (0.00)      $   (0.00)
                                             =========       =========
              Pro forma                      $   (0.01)      $   (0.00)
                                             =========       =========

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

NOTE 3 - SHORT TERM BORROWINGS

During the three month period ended May 31, 2004, the Company issued 2,740,000 preferred stocks for a total consideration of $2,740,000, in payment of advances ($671,479) from NewTech Group International Inc., a major shareholder of the Company, and for acquisition of assets ($2,068,581), which included equipment and industrial drawings.

NOTE 4 - CONTINGENCIES

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

On October 3, 2002, the Company entered into an agreement with a consultant concerning a "finders' fee" related to the Equity Line of Credit with Cornell Capital Partners, L.P. As per the agreement, a finders' fee of 10% should be paid on net amount received by NewTech Brake Corp. related to the Equity Line of Credit Agreement with Cornell Capital Partners, L.P., up to a maximum amount of US $1,000,000.

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

In June 2003, a law firm filed a Complaint against the Company. The plaintiff alleges that it provided legal services to the Company at its request and that the Company has failed to pay for those legal services and seeks damages up to US $203,176. The Company has filed an answer, denying the allegations in the plaintiff's complaint and asserting various defenses. The action is in the early stages of litigation and management is unable to predict the probability of a favorable or an unfavorable outcome. An amount of US $73,899 is included in liabilities as at May 31, 2004.

On April 12, 2004, a consultant filed a Complaint against Newtech Brake Corporation in the Circuit Court in Florida. Newtech Brake filed a Notice of Removal, removing the case to the United States District Court in the Southern District of Florida. In its Complaint, Plaintiff alleges that Newtech Brake failed to comply with certain contractual obligations regarding the issuance and registration of stock. This consultant asserts a cause of action against Newtech Brake for damages and injunctive relief. This consultant seeks damages in the amount of $823,137 as well as costs and attorney's fees. On June 1, 2004, Newtech Brake filed a Motion to Dismiss on the grounds that Newtech Brake is not a party to the contract and that this consultant failed to allege it was a registered broker-dealer. Given that the action is in the early stages of litigation, we are unable to predict the probability of a favorable or an unfavorable outcome. The Company intends to vigorously defend against this action.

Foreign subsidiary

The Company's subsidiary manufactures all of the Company's products. This subsidiary, with net assets totaling approximately $418,830, is located in Suzhou within the People's Republic of China ("PRC"). The loss of this subsidiary or a significant reduction in product availability from this supplier could have a material adverse effect on the Company. The subsidiary's operations in the PRC are subject to special consideration and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The subsidiary's production and therefore, the Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $(267,745) for the three month period ended May 31, 2004 and $(859,453) for the year ended February 29, 2004. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Accordingly, on October 4, 2002, the Company entered into an equity line of credit agreement with Cornell Capital Partners, L.P. This agreement was terminated on February 11, 2003. On April 1, 2003, NewTech Brake entered into a new Equity Line of Credit with Cornell Capital Partners, L.P. On December 17, 2003, NewTech Brake terminated the April 1, 2003 Equity Line of Credit Agreement and on January 6, 2004, NewTech Brake entered into a new Equity Line of Credit with Cornell Capital. Cornell Capital, subject to certain terms and conditions, will purchase up to $10.0 million of NewTech Brakes' common stock. The term of the agreement is twenty-four (24) months and NewTech Brake may, at its sole discretion, terminate the Equity Line of Credit Agreement upon ten (10) days prior written notice to Cornell Capital without further obligation to Cornell Capital. Cornell Capital will purchase the shares of common stock for a 3% discount to the lowest closing bid price of our common stock for the five
(5) days immediately following the notice date. As a condition of the common stock purchase agreement, NewTech Brake filed a Registration Statement on January 13, 2004, and the SEC must declare it effective before Cornell Capital is obligated to purchase any common stock of NewTech Brake. There can be no assurance of how much cash NewTech Brake will receive, if any, under the Equity Line of Credit agreement with Cornell Capital.

NOTE 6 - RELATED PARTIES

During the three month period ended May 31, 2004, the Company repaid $1,024,975 to its major shareholder. Of the total repaid, $671,419 was settled through the issuance of the preferred shares mentioned below and $353,556 paid in cash. As at May 31, 2004, the Company has a short term receivable from the major shareholder of $96,200.

In May 2004, the Company issued 2,740,000 preferred shares in payment of advances from NewTech Group International Inc. and acquisition of assets for a total consideration of $2,740,000.

NOTE 7 - NEWTECH BRAKE CORP. LIABILITIES

Liabilities Associated With Discontinued Internet VIP Operations

Included in the May 31, 2004 financial statements of the Company are $417,923 of accounts payable, accrued liabilities, short and long terms loans associated with the discontinued former telecom business operated by Internet VIP (IVIP), the predecessor company. As of the date of the agreement, the Company had $819,018 in accounts payable, accrued liabilities, short and long term loans. Under the terms of the Asset Transfer and Change in Control Agreement completed between NewTech Group International Inc. and IVIP, the former controlling shareholders of IVIP had agreed to pay, resolve or eliminate all outstanding debts of IVIP except for certain specific contractually accepted items totaling $200,000. As at July 1, 2002, the effective date of the asset transfer and change in control, IVIP had $619,018 of liabilities that were to be eliminated.

As of May 31, 2004, there remains an outstanding $417,923 of those liabilities which under the terms of the agreement were to be eliminated. NewTech and NewTech Group International Inc. management are of the opinion that these liabilities do not belong to NewTech as there was a contractual undertaking by prior IVIP management to satisfy those liabilities after the closing of the asset transfer. However, until those liabilities are in fact satisfied or eliminated they will remain in the accounts of NewTech as liabilities associated with discontinued operations.

NOTE 8 - SHAREHOLDER'S EQUITY

In May 2004, the Company issued 2,740,000 preferred shares in payment of advances from parent company and acquisition of assets for a total consideration of $2,740,000.

During the three month period ended May 31, 2004, the Company received an additional amount of $765,111 of the subscription receivable reducing the balance to $1,998,403 in relation to the 3,000,000 shares of common stock that had been issued by the Company in June 2003.

NOTE 9 - STOCK OPTIONS

In November 2002, each member of the Board of Directors received options to purchase 125,000 shares of common stock during their terms as directors. The exercise price for these options is $0.50 per share and they expire one year after the director resigns from his directorship. The Company recognized $175,000 expense related to these options.

In May 2004, members of the Board of Directors received options to purchase a total of 166,750 shares of common stock during their terms as directors. The exercise price for these options is $1.10 per share and they expire one year after the director resigns from his directorship. As allowed under APB No. 25 "Accounting for stock option issued to employees", no compensation expense was recognized from these options.

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

The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation". During the three month periods ended May 31, 2004 and 2003, no options were granted to consultants.

The fair value of each option is estimated present value on the date of grant using the Black Scholes option-pricing model with the assumption:

Risk-free interest rate        4.75%
Expected life (years)          3 - 5
Expected volatility            1.537
Expected dividends             None


A summary of options for the three month periods ended May 31, 2004 and 2003 is shown below:

                                                      MAY 31,                                  May 31,
                                                       2004                                      2003
                                      ---------------------------------------- -----------------------------------------
                                       Number of shares     Weighted average    Number of shares     Weighted average
                                                             exercise price                           exercise price
   Outstanding at beginning of
      period                                  825,000             $ 0.52               625,000           $ 0.50
   Granted                                    166,750               1.10               200,000             0.60
   Exercised                                       --                 --                    --               --
   Forfeited                                       --                 --                    --               --
   ---------------------------------- -------------------- ------------------- -------------------- --------------------
    Outstanding at end of period              991,750             $ 0.62               825,000           $ 0.52
   ---------------------------------- -------------------- ------------------- -------------------- --------------------
    Exercisable at end of period              991,750                                  825,000
   ---------------------------------- -------------------- ------------------- -------------------- --------------------

NOTE 10 - CORRECTION OF ERRORS AND RECLASSIFICATIONS

The Company has determined that some expenses were incorrectly recorded in the consolidated statement of operations for the three month period ended May 31, 2003. The effect of these corrections was to decrease consultant services by $36,000 and increase selling, general and administrative expenses by $15. The net loss decreased by a total of $35,985.

Certain prior year balances have been reclassified to conform to current year presentation.


NOTE 11 -  CURRENCY RATES

For the purpose of conversion from Canadian Dollars to U.S. Dollars, the end of the month and three months average exchange rates were used, where applicable. The rate, as quoted on the Oanda Website, was $0.73378 Canadian Dollars to 1 U.S. Dollar at May 31, 2004 and $0.73228 at May 31, 2003.

The average rate for the three month periods ending May 31, 2004 and 2003 was $0.74153 and $0.69449 respectively, Canadian Dollars to $1 U.S. Dollar.


NOTE 12 - SUBSEQUENT EVENTS

Since June 1, 2004, we received an additional amount of $133,952 of the subscription receivable reducing the balance to $1,864,451 in relation to the 3,000,000 shares of common stock that had been issued by the Company in June 2003.

ITEM 2. PLAN OF OPERATIONS/MANAGEMENT'S DISCUSSION AND ANALYSIS

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

RESULTS OF OPERATIONS

           THREE MONTH PERIODS ENDED MAY 31, 2004 AND 2003

Higher operating and development expenses in the three month period ended May 31, 2004 resulted in a loss of $267,745 compared to a loss of $172,771 for the same period ended May 31, 2003, an increase of $94,974 or 55.0%. This increase was primarily attributable to the reorganization of the operations and the start-up costs of new business.

           REVENUES

During the three month periods ended May 31, 2004 and 2003, the Company generated no revenue from sales of products and services.

           OPERATING EXPENSES

During the three month period ended May 31, 2004 the Company incurred $259,640 in operating expenses as compared to $166,974 in the same period in 2003, an increase of $92,666 or 55.5%. This increase was primarily attributable to the reorganization of the operations and the start-up costs of new business.

           DEPRECIATION

During the three month period ended May 31, 2004, the Company incurred $360 in depreciation expense. During the three month period ended May 31, 2003, the Company incurred no depreciation expense. The depreciation expense was attributable to new fixed assets acquisition.

           INTEREST EXPENSE

During the three month period ended May 31, 2004, the Company incurred interest expense of $8,105 compared to $6,393 for the same period in 2003, or an increase of $1,712 or 26.8%. This increase was primarily attributable to interest payable on debenture.

           MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2004, the Company had cash and cash equivalents of $160,546 compared to $188,179 as of May 31, 2003. The Company had a working capital deficit of $246,984 at May 31, 2004. The Company incurred negative cash flows from operating activities for the three month period ended May 31, 2004 was $303,367 compared to $178,615 for the same period in 2003.

Net cash used in investing activities by the Company was a net of $10,167 for the three month period ended May 31, 2004. No investing activities incurred during the three month period ended May 31, 2003.

Net cash provided by financing activities was a net of $358,331 for the three month period ended May 31, 2004 and $349,834 for the same period in 2003.

As of May 31, 2004, the Company owed $20,000 to a nonaffiliated party. In lieu of cash, interest on this loan could be paid in the form of common shares.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $(267,745) for the three month period ended May 31, 2004 and $(859,453) for the year ended February 29, 2004. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Accordingly, on October 4, 2002, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. This agreement was terminated on February 11, 2003. On January 6, 2004, NewTech Brake entered into a new Equity Line of Credit with Cornell Capital Partners, L.P. Cornell Capital, subject to certain terms and conditions, will purchase up to a maximum amount of US $10.0 million of the NewTech Brakes' common stock. The term of the agreement is twenty-four (24) months and NewTech Brake may, at its sole discretion, terminate the Equity Line of Credit Agreement upon ten (10) days prior written notice to Cornell Capital without further obligation to Cornell Capital. Cornell Capital will purchase the shares of common stock for a 3% discount to the lowest closing bid price of our common stock for the five (5) days immediately following the notice date. As a condition of the Equity Line of Credit, NewTech Brake has filed a Registration Statement on Form SB-2 on January 13, 2004, and the SEC must declare it effective before Cornell Capital is obligated to purchase any common stock of NewTech Brake.

On June 13, 2003, we entered into an agreement with two unrelated parties whereby the Company will receive approximately $3,000,000 in consideration of an issue of 3,000,000 common shares. As of May 31, 2004, NewTech Brake Corp. received a total of $1,001,597 of the total amount due, representing 1,001,597 shares at $1.00 per share. We anticipate receiving the remaining balance by the end of summer 2004. The proceeds are planned to be used by the Company for current operations and development activities.

Management believes the existing sources of financing are sufficient to fund cash requirements for the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As at the end of this period, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Executive Officer. Based upon that evaluation, he concluded that disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Securities Exchange Act of 1934.

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

On October 3, 2002, the Company entered into an agreement with a consultant concerning a "finders' fee" related to the Equity Line of Credit with Cornell Capital Partners, L.P. As per the agreement, a finders' fee of 10% should be paid on net amount received by NewTech Brake Corp. related to the Equity Line of Credit Agreement with Cornell Capital Partners, L.P., up to a maximum amount of US $1,000,000.

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

In June 2003, a law firm filed a Complaint against the Company. The plaintiff alleges that it provided legal services to the Company at its request and that the Company has failed to pay for those legal services and seeks damages up to US $203,176. The Company has filed an answer, denying the allegations in the plaintiff's complaint and asserting various defenses. The action is in the early stages of litigation and management is unable to predict the probability of a favorable or an unfavorable outcome. An amount of US $73,899 is included in liabilities as at May 31, 2004.

On April 12, 2004, a consultant filed a Complaint against Newtech Brake Corporation in the Circuit Court in Florida. Newtech Brake filed a Notice of Removal, removing the case to the United States District Court in the Southern District of Florida. In its Complaint, Plaintiff alleges that Newtech Brake failed to comply with certain contractual obligations regarding the issuance and registration of stock. This consultant asserts a cause of action against Newtech Brake for damages and injunctive relief. This consultant seeks damages in the amount of $823,137 as well as costs and attorney's fees. On June 1, 2004, Newtech Brake filed a Motion to Dismiss on the grounds that Newtech Brake is not a party to the contract and that this consultant failed to allege it was a registered broker-dealer. Given that the action is in the early stages of litigation, we are unable to predict the probability of a favorable or an unfavorable outcome. The Company intends to vigorously defend against this action.

ITEM 2. CHANGES IN SECURITIES

During the quarter ended May 31, 2004, the Company issued 2,740,000 preferred stock in pament of advances from parent company and acquisition of assets for a total consideration of $2,740,000.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

EXHIBIT
NO.      DESCRIPTION                                                              LOCATION
-------  -----------------------------------------------------------------------  --------------------------------------------------
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

3.3      NewTech Brake Corp. Certificate of Amendment to Certificate of           Incorporated by reference to Exhibit 3.3 in the
         Incorporation                                                            Registration Statement on Form 10-QSB filed with
                                                                                  the SEC on January 15, 2003


10.1     Lease Agreement, dated January 28, 1999, by and between V.I. Internet    Incorporated by reference to Exhibit 6.1 in the
         Telecommunications Inc. and V.I. Interservices Inc.                      Registration Statement on Form 10-SB 12G/A filed
                                                                                  with the SEC on August 5, 1999


10.2     Memorandum of Understanding, dated November 25, 1998, by and between     Incorporated by reference to Exhibit 6.2 in the
         V.I. Internet Telecommunications Inc. and The State Directory            Registration Statement on Form 10-SB 12G/A filed
         "Specialized Technic and Communications" of The Ministry of Interior     with the SEC on August 5, 1999
         of Russian Federation


10.3     Memorandum of Understanding, dated November 25, 1998, by and between     Incorporated by reference to Exhibit 6.3 in the
         V.I. Internet Telecommunications Inc. and Telecom XXI Development, LTD   Registration Statement on Form 10-SB 12G/A filed
                                                                                  with the SEC on August 5, 1999

10.4     Facilities Management Agreement, dated February 1, 1999, by and between  Incorporated by reference to Exhibit 6.4 in the
         VIP Internet, Inc. and 3407276 Canada Inc. d/b/a Bridgepoint             Registration Statement on Amendment No. 2 to Form
         Enterprises                                                              10-SB 12G/A filed with the SEC on April 7, 2000

10.5     Agreement, dated June 9, 1999, by and between VI Internet                Incorporated by reference to Exhibit 6.5 in the
         Telecommunications Inc. and Metrocom                                     Registration Statement on Amendment No. 2 to Form
                                                                                  10-SB 12G/A filed with the SEC on April 7, 2000

EXHIBIT
NO.      DESCRIPTION                                                              LOCATION
-------  -----------------------------------------------------------------------  --------------------------------------------------
10.6     Letter Amendment, dated February 10, 2000, to Internet VIP, Inc. from    Incorporated by reference to Exhibit 6.3.1 in the
         Dr. V. Khimitchev, Chief of Scientific and Research Institute, "Special  Registration Statement on Amendment No. 3 to Form
         Technique and Communications" of the Ministry of Interior of Russian     10-SB 12G/A filed with the SEC on May 26, 2000
         Federation


10.7     Employment Agreement, dated April 2000, by and between Internet VIP,     Incorporated by reference to Exhibit 10 in the
         Inc. and Christian P. Richer                                             Quarterly Report on Form 10-QSB filed with the
                                                                                  SEC on September 27, 2000

10.8     Agreement and Plan of Merger, dated May 30, 2001, by and among Internet  Incorporated by reference to Exhibit 99 in the
         VIP Inc., Yapalot Acquisition Corp., Yapalot Communications Inc., and    Current Report on Form 8-K filed with the SEC on
         Yapalot Communications Holdings Inc.                                     July 5, 2001

10.9     Consulting Agreement, dated July 5, 2001, by and between Internet VIP,   Incorporated by reference to Exhibit 4.1 in the
         Inc. and Mayer Amsel                                                     Registration Statement on Form S-8 filed with the
                                                                                  SEC on July 11, 2001

10.10    Consulting Agreement, dated June 15, 2001, by and among Internet VIP,    Incorporated by reference to Exhibit 4.1 in the
         Inc., Michael Tuszynski and John Delisa                                  Registration Statement on Form S-8 filed with the
                                                                                  SEC on July 30, 2001

10.11    Consulting Agreement, dated March 19, 2002, by and among Internet VIP,   Incorporated by reference to Exhibit 10.1 in the
         Inc., Thom Skinner and Norbert Tauchner                                  Registration Statement on Form S-8 filed with the
                                                                                  SEC on May 29, 2002


10.12    Asset Transfer and Change in Control Agreement, dated April 11, 2002,    Incorporated by reference to Exhibit 10.12 in the
         by and between Internet VIP, Inc. and NewTech Group International,       Quarterly Report on Form 10-QSB filed with SEC on
         Inc.                                                                     October 21, 2002

10.13    Equity Line of Credit Agreement, dated October 4, 2002, by and between   Incorporated by reference to Exhibit 10.13 in the
         NewTech Brake Corp. and Cornell Capital Partners, LP                     Quarterly Report on Form 10-QSB filed with SEC on
                                                                                  October 21, 2002

10.14    Registration Rights Agreement, dated October 4, 2002, by and between     Incorporated by reference to Exhibit 10.14 in the
         NewTech Brake Corp. and Cornell Capital Partners, LP                     Quarterly Report on Form 10-QSB filed with SEC on
                                                                                  October 21, 2002

10.15    Escrow Agreement, dated October 4, 2002, by and among NewTech Brake      Incorporated by reference to Exhibit 10.15 in the
         Corp., Cornell Capital Partners, LP, Wachovia Bank, NA and Butler        Quarterly Report on Form 10-QSB filed with SEC on
         Gonzalez LLP                                                             October 21, 2002

10.16    Placement Agent Agreement, dated October 4, 2002, by and between         Incorporated by reference to Exhibit 10.16 in the
         NewTech Brake Corp. and Westrock Advisors, Inc.                          Quarterly Report on Form 10-QSB filed with SEC on
                                                                                  October 21, 2002

10.17    Equity Line of Credit Agreement, dated April 1, 2003, by and between     Incorporated by reference to Exhibit 10.17 in the
         NewTech Brake Corp. and Cornell Capital Partners, LP                     Quarterly Report on Form 10-QSB filed with SEC on
                                                                                  October 6, 2003

10.18    Equity Line of Credit Agreement, dated January 6, 2004, by and           Incorporated by reference to Exhibit 10.18 in the
         between NewTech Brake Corp. and Cornell Capital Partners, LP             Registration Statement on Form SB-2 filed with SEC
                                                                                  on January 13, 2004

EXHIBIT
NO.      DESCRIPTION                                                              LOCATION
-------  -----------------------------------------------------------------------  --------------------------------------------------
10.19    Registration Rights Agreement, dated January 6, 2004, by and between     Incorporated by reference to Exhibit 10.19 in the
         NewTech Brake Corp. and Cornell Capital Partners, LP                     Registration Statement on Form SB-2 filed with SEC
                                                                                  on January 13, 2004

10.20    Escrow Agreement, dated January 6, 2004, by and among NewTech Brake      Incorporated by reference to Exhibit 10.20 in the
         Corp., Cornell Capital Partners, LP, Wachovia Bank, NA and Butler        Registration Statement on Form SB-2 filed with SEC
         Gonzalez LLP                                                             on January 13, 2004

10.21    Placement Agent Agreement, dated January 6, 2004, by and between         Incorporated by reference to Exhibit 10.21 in the
         NewTech Brake Corp. and Westrock Advisors, Inc.                          Registration Statement on Form SB-2 filed with SEC
                                                                                  on January 13, 2004

16.1     Letter, dated October 16, 2000, from Arthur Andersen LLP to the SEC      Incorporated by reference to Exhibit 16.1 in the
                                                                                  Current Report on Form 8K filed with SEC on
                                                                                  October 23, 2000

99.1     Code of.business conduct and ethics for NewTech Brake Corp.              Incorporated  by  reference  to Exhibit  99.1 in
                                                                                  the Yearly  Report on Form 10-KSB  filed with the
                                                                                  SEC on June 14, 2004

31.1     Certification Pursuant to Section 302                                    Provided herewith

32.1     Certification Pursuant to 18 U.S.C. Section 1350                         Provided herewith

           SIGNATURES

                     IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE 1934 EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THERETO DULY AUTHORIZED.

                               NEWTECH BRAKE CORP.

Date:  July 14, 2004                    By:  /s/ Yvon Rancourt
                                        -----------------------------------
                                             Yvon Rancourt
                                             Chief Executive Officer




Date:  July 14, 2004                    By:  /s/ Yvon Rancourt
                                        -----------------------------------
                                             Yvon Rancourt
                                             Acting Chief Financial
                                             Officer