Form 10QSB
period 2004-08-31
NEWTECH BRAKE CORP
filed 2004-10-20
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

      For the quarterly period ended August 31, 2004

|_| Transition report pursuant to Section 13 or 15(d) of the Exchange Act Commission file number 0-26949

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days. YES |X|   NO |_|

As of October 20, 2004, the Registrant had 66,959,872 shares of its common stock outstanding and 2,740,000 shares of its preferred stock outstanding.

Transitional Small Business Disclosure Format: YES |_|   NO |X|

                              Index to Form 10-QSB
                      For the Quarter ended August 31, 2004

                                                                            Page

PART I.       FINANCIAL INFORMATION

    Item 1.   Condensed Consolidated Financial Statements (Unaudited)

              Balance Sheet (unaudited) as of August 31, 2004                  1

              Statement of Operations (unaudited) for the period from
                inception (July 1, 2002) to August 31, 2 2004 and for the six and three month periods ended August 31, 2004 and 2003

              Statement of Stockholders' Equity (unaudited)                    3

              Statement of Cash Flows (unaudited) for the period from
                inception (July 1, 2002) to August 31, 4 2004 and for the six month periods ended August 31, 2004 and 2003

              Notes to the Condensed Consolidated Financial Statements         5

    Item 2.   Plan of Operations/Management's Discussion and Analysis         12

    Item 3.   Controls and Procedures                                         14

PART II.      OTHER INFORMATION

    Item 1.   Legal Proceedings                                               15

    Item 2.   Changes in Securities                                           16

    Item 3.   Defaults Upon Senior Securities                                 16

    Item 4.   Submission of Matters to a Vote of Security Holders             16

    Item 5.   Other Information                                               16

    Item 6.   Exhibits and Reports on Form 8-K                                16

ITEM 1. FINANCIAL STATEMENTS

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
AUGUST 31, 2004
(UNAUDITED)

                                  Assets

Current assets
   Cash and cash equivalents                                                $     90,686
   Other receivables                                                               4,842
   Deposits                                                                      138,230
   Short term advances (related party)                                           217,399
----------------------------------------------------------------------------------------

    Total current assets                                                         451,157

Fixed assets, net                                                              1,091,600

Industrial drawings                                                            1,200,000
----------------------------------------------------------------------------------------

    Total assets                                                            $  2,742,757
========================================================================================

                   Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable and accrued liabilities                                  $    455,555
  Short term borrowings                                                           20,000
  Current portion of long term debt                                              125,919
----------------------------------------------------------------------------------------

    Total current liabilities                                                    601,474

----------------------------------------------------------------------------------------

    Total liabilities                                                            601,474
----------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' Equity
  Preferred stock; $.0001 par value; 10,000,000 shares authorized;
    issued and outstanding - 2,740,000                                               274
  Common Stock, $.0001 par value; 200,000,000 shares authorized;
    issued and outstanding - 66,959,872                                            6,693
  Paid in Capital                                                             11,098,719
  Other comprehensive income (loss)                                             (108,864)
  Subscriptions receivable                                                    (1,564,090)
  Deferred offering costs                                                       (594,524)
  Accumulated deficit prior to July 1, 2002                                   (5,124,642)
  Accumulated deficit from inception of development stage on July 1, 2002     (1,572,283)
----------------------------------------------------------------------------------------

    Total Shareholder's Equity                                                 2,141,283
----------------------------------------------------------------------------------------

    Total liabilities and shareholder's equity                              $  2,742,757
========================================================================================

     See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (JULY 1, 2002) TO AUGUST 31, 2004,
FOR THE SIX AND THREE MONTH PERIODS ENDED AUGUST 31, 2004 AND 2003
(UNAUDITED)

                                            Cumulative
                                             amounts
                                           from July 1,
                                              2002
                                          (Inception) to          Six month periods ended              Three month periods ended
                                            August 31,                   August 31,                             August 31,
                                               2004               2004               2003               2004               2003
                                           ------------       ------------       ------------       ------------       ------------
                                                                                  (restated)                            (restated)
Revenues                                   $         --       $         --       $         --       $         --       $         --

Cost of Sales                                        --                 --                 --                 --                 --
-----------------------------------------------------------------------------------------------------------------------------------

Gross Profit (loss)                                  --                 --                 --                 --                 --
-----------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Marketing                                     102,756              6,448             33,135              3,823              7,566
  Salaries and payroll related                  574,611            276,265             69,780            144,109             33,120
  Professional Fees                             529,984            101,679             97,580             35,724             65,729
  Consulting services                           109,159                 --             41,792                 --                 --
  Travel                                        100,339             18,846             21,829             12,816             17,318
  Selling, general and administrative
    expenses                                    325,410            102,576             43,848             49,702             17,257
-----------------------------------------------------------------------------------------------------------------------------------

    Total operating expenses                  1,742,259            505,814            307,964            246,174            140,990
-----------------------------------------------------------------------------------------------------------------------------------

Loss before other income (expense)           (1,742,259)          (505,814)          (307,964)          (246,174)          (140,990)
-----------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Gain on write-off of liabilities              257,839                 --                 --                 --                 --
  Interest expense                              (78,426)           (17,296)           (12,015)            (9,191)            (5,622)
  Foreign exchange gain (loss)                   (9,437)                --             (8,092)                --             (8,688)
-----------------------------------------------------------------------------------------------------------------------------------

   Total other income (expense)                 169,976            (17,296)           (20,107)            (9,191)           (14,310)
-----------------------------------------------------------------------------------------------------------------------------------


Net Loss                                   $ (1,572,283)      $   (523,110)      $   (328,071)      $   (255,365)      $   (155,300)
===================================================================================================================================


Basic weighted average common shares
  outstanding                                                   66,959,872         65,228,024         66,959,872         66,568,568
===================================================================================================================================


Basic and diluted Loss per common share                       $      (0.01)      $      (0.01)      $      (0.00)      $      (0.00)
===================================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                               Common Stock     Preferred Stock
                                                               ------------     ---------------      Paid-in      Subscriptions
                                                             Shares    Amount   Shares     Amount    Capital       Receivable
                                                           --------------------------------------------------------------------

Balance, February 29, 2004                                 66,959,872  $6,693         --   $  --   $ 8,345,193    $(2,763,514)

Issuance of preferred stock for conversion of debt
  and acquisition of assets                                                    2,740,000     274     2,739,726

Receipt of subscriptions receivable                                                                                 1,199,424

Gain on write-off of liabilities                                                                        13,800

Foreign currency translation adjustment

Net loss - six month period ended August 31, 2004
                                                           ----------  ------  ---------   -----   ------------   -----------

Balance, August 31, 2004 (unaudited)                       66,959,872  $6,693  2,740,000   $ 274   $ 11,098,719   $(1,564,090)
                                                           ==========  ======  =========   =====   ============   ===========

                                                                                             Accumulated
                                                                                                other           Total
                                                             Deferred       Accumulated     Comprehensive   Stockholders'
                                                           Offering Costs     Deficit       Income/(loss)      Equity
                                                           --------------------------------------------------------------

Balance, February 29, 2004                                   $(594,524)     $(6,173,815)      $ (77,513)    $(1,257,480)

Issuance of preferred stock for conversion of debt
  and acquisition of assets                                                                                   2,740,000

Receipt of subscriptions receivable                                                                           1,199,424

Gain on write-off of liabilities                                                                                 13,800

Foreign currency translation adjustment                                                         (31,351)        (31,351)

Net loss - six month period ended August 31, 2004                              (523,110)                       (523,110)
                                                             ---------      -----------       ---------     -----------

Balance, August 31, 2004 (unaudited)                         $(594,524)     $(6,696,925)      $(108,864)    $ 2,141,283
                                                             =========      ===========       =========     ===========

     See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (JULY 1, 2002) TO AUGUST 31, 2004,
FOR THE SIX MONTH PERIODS ENDED AUGUST 31, 2004 AND 2003
(UNAUDITED)

                                                                              Cumulative             Six month periods
                                                                             Amounts from             ended August 31,
                                                                             July 1, 2002          2004             2003
                                                                             (Inception) to    -----------       -----------
                                                                            August 31, 2004                       (restated)
                                                                            ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                  $(1,572,283)      $  (523,110)      $  (328,071)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Stock based compensation                                                    175,000                --                --
     Stock issued for interest payments                                           12,145                --                --
     Depreciation                                                                 63,748             1,186                --
     Gain on write-off of liabilities                                           (257,839)               --                --
   Changes in Operating assets and liabilities:
     Receivables and other assets                                               (135,053)         (105,344)           (6,406)
     Accounts payable and other liabilities                                      370,437            49,034              (690)
----------------------------------------------------------------------------------------------------------------------------

       Net cash used in operating activities                                  (1,343,845)         (578,234)         (335,167)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of Property and equipment                                           (221,807)          (24,587)         (181,160)
----------------------------------------------------------------------------------------------------------------------------

       Net cash used in investing activities                                    (221,807)          (24,587)         (181,160)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long term debt                                                   (98,901)          (98,901)               --
   Proceeds from:
     Stockholder's capital contribution, net                                   1,435,910         1,199,424            94,400
     Short term borrowings (repayment) (related party)                           362,105          (474,755)          463,801
----------------------------------------------------------------------------------------------------------------------------

       Net cash provided by financing activities                               1,699,114           625,768           558,201
----------------------------------------------------------------------------------------------------------------------------

   Effect of exchange rate changes on cash                                       (42,776)          (31,351)               --
   Net increase (decrease) in cash                                                90,686            (8,404)           41,874
   Cash, beginning of period                                                          --            99,090            16,960
----------------------------------------------------------------------------------------------------------------------------
   Cash, end of period                                                       $    90,686       $    90,686       $    58,834
============================================================================================================================

  Interest paid                                                              $    30,819       $    12,084       $        --
  Income taxes paid                                                          $        --       $        --       $        --

   Supplemental Schedule of noncash investing and financing activities:
    Common stock issued for repayment of accounts payable                    $    55,721       $        --       $        --
    Common shares issued for repayment of short term borrowings              $    67,172       $        --       $        --
    Common shares issued in payment of deferred offering costs               $   594,524       $        --       $        --
    Common stock issued for repayment of short term borrowings
      (related party)                                                        $   108,000       $        --       $   108,000
    Preferred stock issued for repayment of short term borrowings
      (related party)                                                        $   671,419       $   671,419       $        --
    Preferred stock issued for acquisition of assets                         $ 2,068,581       $ 2,068,581       $        --

     See accompanying notes to condensed consolidated financial statements.

                               NEWTECH BRAKE CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 AUGUST 31, 2004

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements for the six month periods ended August 31, 2004 and 2003 include the accounts of the parent company, Newtech Brake Corp. and its subsidiary, NewTech Brake Mfg. (Suzhou) Co., Ltd. All significant intercompany accounts and transactions have been eliminated. The fiscal year end of the Company and its subsidiary is February 28.

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

Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. At August 31, 2004 and 2003 the Company had no cash equivalents.

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

Had the compensation expense for the stock option granted to employees been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at August 31, 2004 and 2003, the Company's net income and loss per share would have been increased to the proforma amounts indicated below:

                                              August 31,       August 31,
                                                 2004             2003
                                             -----------      -----------
      Net loss
         As reported                         $  (523,110)     $  (328,071)
                                             ===========      ===========
         Pro forma                           $  (661,860)     $  (328,071)
                                             ===========      ===========

      Loss per share
         As reported                         $     (0.01)     $     (0.00)
                                             ===========      ===========
         Pro forma                           $     (0.01)     $     (0.00)
                                             ===========      ===========

NOTE 3 - SHORT TERM BORROWINGS

During the six month period ended August 31, 2004, the Company issued 2,740,000 preferred stocks for a total consideration of $2,740,000, in payment of advances ($671,479) from NewTech Group International Inc., a major shareholder of the Company, and for acquisition of assets ($2,068,581), which included equipment and industrial drawings.

NOTE 4 - CONTINGENCIES

In December 1998 the Company entered into a 4 year consulting agreement with the Nais Corp., a shareholder, according to which Nais Corp. would provide the Company with financial and business public relation consulting services in consideration for $6,000 per month. In accordance with the agreement, the commitment will start when the Company reaches certain amounts of revenue as defined in the agreement. Nais Corp. claims that it is owed approximately $240,000 at February 28, 2002. Prior to March 31, 2001, management believed that this claim had no merit based on the limited revenue generation not meeting the minimum requirements of the agreement. Mr. Jack Ehrenhaus, managing director of Nais Corp. became the president of the Company during the fiscal year ended February 28, 2002, and believed at February 28, 2002, the claim has merit. At February 28, 2003, Mr. Ehrenhaus was no longer the president of the Company. Current management believes that this claim, once again, has no merit and at February 28, 2003, has reversed the liability and reflected a gain of $257,839 in the February 28, 2003 financial statements.

On October 3, 2002, the Company entered into an agreement with a consultant concerning a "finders' fee" related to the Equity Line of Credit with Cornell Capital Partners, L.P. As per the agreement, a finders' fee of 10% should be paid on net amount received by NewTech Brake Corp. related to the Equity Line of Credit Agreement with Cornell Capital Partners, L.P., up to a maximum amount of $1,000,000.

On September 29, 2002, a company filed a complaint against NewTech Brake Corp. that had reached an agreement dated July 3, 2001 with the management of Internet VIP, the prior management and the predecessor company of NewTech Brake Corp. The plaintiff's demands are for 1,000,000 shares of NewTech Brake Corp. common stock, 1,000,000 NewTech Brake Corp. warrants and $40,000. Management believes that these claims are without merit and will vigorously defend against any future action by this company. Therefore, no provision has been made in the financial statements.

In June 2003, a law firm filed a Complaint against the Company. The plaintiff alleges that it provided legal services to the Company at its request and that the Company has failed to pay for those legal services and seeks damages up to $203,176. The Company has filed an answer, denying the allegations in the plaintiff's complaint and asserting various defenses. On July 22, 2004, the parties entered into an agreement to settle this action for a sum of $44,000, which sum has been fully paid at the date of the present filing. An amount of $51,899 is included in liabilities as at August 31, 2004.

On April 12, 2004, a consultant filed a Complaint against Newtech Brake Corp. in the Circuit Court in Florida. Newtech Brake Corp. filed a Notice of Removal, removing the case to the United States District Court in the Southern District of Florida. In its Complaint, Plaintiff alleges that Newtech Brake Corp. failed to comply with certain contractual obligations regarding the issuance and registration of stock. This consultant asserts a cause of action against Newtech Brake Corp. for damages and injunctive relief. This consultant seeks damages in the amount of $823,137 as well as costs and attorney's fees. On June 1, 2004, Newtech Brake Corp. filed a Motion to Dismiss on the grounds that Newtech Brake Corp. is not a party to the contract and that this consultant failed to allege it was a registered broker-dealer. Given that the action is in the early stages of litigation, we are unable to predict the probability of a favorable or an unfavorable outcome. The Company intends to vigorously defend against this action.

Foreign subsidiary

The Company's subsidiary manufactures all of the Company's products. This subsidiary, with net assets totaling approximately $374,786, is located in Suzhou within the People's Republic of China ("PRC"). The loss of this subsidiary or a significant reduction in product availability from this supplier could have a material adverse effect on the Company. The subsidiary's operations in the PRC are subject to special consideration and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The subsidiary's production and therefore, the Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $(523,110) for the six month period ended August 31, 2004 and $(859,453) for the year ended February 29, 2004. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Accordingly, on October 4, 2002, the Company entered into an equity line of credit agreement with Cornell Capital Partners, L.P. This agreement was terminated on February 11, 2003. On April 1, 2003, NewTech Brake Corp. entered into a new Equity Line of Credit with Cornell Capital Partners, L.P. On December 17, 2003, NewTech Brake Corp. terminated the April 1, 2003 Equity Line of Credit Agreement and on January 6, 2004, NewTech Brake Corp. entered into a new Equity Line of Credit with Cornell Capital. Cornell Capital, subject to certain terms and conditions, will purchase up to $10.0 million of NewTech Brake Corp. common stock. The term of the agreement is twenty-four (24) months and NewTech Brake Corp. may, at its sole discretion, terminate the Equity Line of Credit Agreement upon ten (10) days prior written notice to Cornell Capital without further obligation to Cornell Capital. Cornell Capital will purchase the shares of common stock for a 3% discount to the lowest closing bid price of our common stock for the five (5) days immediately following the notice date. As a condition of the common stock purchase agreement, NewTech Brake Corp. filed a Registration Statement on January 13, 2004, and the SEC must declare it effective before Cornell Capital is obligated to purchase any common stock of NewTech Brake Corp. There can be no assurance of how much cash NewTech Brake Corp. will receive, if any, under the Equity Line of Credit agreement with Cornell Capital.

NOTE 6 - RELATED PARTIES

During the six month period ended August 31, 2004, the Company repaid $1,146,174 to its major shareholder. Of the total repaid, $671,419 was settled through the issuance of the preferred shares mentioned below and $474,755 paid in cash. As at August 31, 2004, the Company has a short term receivable from the major shareholder of $217,399.

In May 2004, the Company issued 2,740,000 preferred shares in payment of advances from NewTech Group International Inc. and acquisition of assets for a total consideration of $2,740,000.

NOTE 7 - NEWTECH BRAKE CORP. LIABILITIES

Liabilities Associated With Discontinued Internet VIP Operations

Included in the August 31, 2004 financial statements of the Company are $353,719 of accounts payable, accrued liabilities, short and long terms loans associated with the discontinued former telecom business operated by Internet VIP (IVIP), the predecessor company. As of the date of the agreement, the Company had $819,018 in accounts payable, accrued liabilities, short and long term loans. Under the terms of the Asset Transfer and Change in Control Agreement completed between NewTech Group International Inc. and IVIP, the former controlling shareholders of IVIP had agreed to pay, resolve or eliminate all outstanding debts of IVIP except for certain specific contractually accepted items totaling $200,000. As at July 1, 2002, the effective date of the asset transfer and change in control, IVIP had $619,018 of liabilities that were to be eliminated.

As of August 31, 2004, there remains an outstanding $353,719 of those liabilities which under the terms of the agreement were to be eliminated. NewTech Brake Corp. and NewTech Group International Inc. management are of the opinion that these liabilities do not belong to NewTech as there was a contractual undertaking by prior IVIP management to satisfy those liabilities after the closing of the asset transfer. However, until those liabilities are in fact satisfied or eliminated they will remain in the accounts of NewTech as liabilities associated with discontinued operations.

NOTE 8 - SHAREHOLDER'S EQUITY

In May 2004, the Company issued 2,740,000 preferred shares in payment of advances from parent company and acquisition of assets for a total consideration of $2,740,000.

During the six month period ended August 31, 2004, the Company received an additional amount of $1,199,424 of the subscription receivable reducing the balance to $1,564,090 in relation to the 3,000,000 shares of common stock that had been issued by the Company in June 2003.

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

In August 2004, members of the Board of Directors received options to purchase a total of 187,500 shares of common stock during their terms as directors. The exercise price for these options is $0.85 per share and they expire one year after the director resigns from his directorship. As allowed under APB No. 25 "Accounting for stock option issued to employees", no compensation expense was recognized from these options.

Under the terms of their employment contracts, in April 2003, the Company granted options to two employees to purchase 100,000 shares of NewTech Brake Corp. common stock at an exercise price of $0.60 per share. The options expire six years after the execution of the employment agreement. As allowed under APB No. 25 "Accounting for stock option issued to employees", no compensation expense was recognized from these options.

The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation". During the six month periods ended August 31, 2004 and 2003, no options were granted to consultants.

The fair value of each option is estimated present value on the date of grant using the Black Scholes option-pricing model with the assumption:

Risk-free interest rate             4.75%
Expected life (years)               3 - 5
Expected volatility                 1.315
Expected dividends                  None

A summary of options for the six month periods ended August 31, 2004 and 2003 is shown below:

                                                 August 31,                          August 31,
                                                    2004                                2003
                                      ------------------------------------------------------------------
                                                           Weighted                          Weighted
                                         Number of          average         Number of        average
                                          shares        exercise price       shares       exercise price
        Outstanding at
           beginning of period             825,000           $ 0.52           625,000         $ 0.50
        Granted                            354,250             0.97           200,000           0.60
        Exercised                               --               --                --             --
        Forfeited                               --               --                --             --
        ------------------------------------------------------------------------------------------------
         Outstanding at end of
           period                        1,179,250           $ 0.66           825,000         $ 0.52
        ================================================================================================
         Exercisable at end of
           period                        1,179,250                            825,000
        ================================================================================================

NOTE 10 - CORRECTION OF ERRORS AND RECLASSIFICATIONS

The Company has determined that some expenses were incorrectly recorded in the consolidated statement of operations for the six month period ended August 31, 2003. The effect of these corrections was to decrease consultant services by $36,000 and increase selling, general and administrative expenses by $15. The net loss decreased by a total of $35,985.

Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 11 -  CURRENCY RATES

For the purpose of conversion from Canadian Dollars to U.S. Dollars, the end of the month and six months average exchange rates were used, where applicable. The month end rate, as quoted on the Oanda Website, was $0.75838 Canadian Dollars to 1 U.S. Dollar at August 31, 2004 and $0.72124 at August 31, 2003.

The average rate for the six month periods ending August 31, 2004 and 2003 was $0.74684 and $0.71034 respectively, Canadian Dollars to $1 U.S. Dollar.

NOTE 12 - SUBSEQUENT EVENTS

Since September 1, 2004, we received an additional amount of $150,276 of the subscription receivable reducing the balance to $1,413,814 in relation to the 3,000,000 shares of common stock that had been issued by the Company in June 2003.

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

Although disc brakes have gradually replaced drum brakes in automobiles and light trucks in North America, they have not proven significantly superior and economical to use on trucks, trailers and buses. Drum brakes, a technology that dates back to the First World War, are still installed on approximately 97% of heavy vehicles (Class 7 & 8) in operation in North America. A significant fact, and key to NewTech Brake Corp. marketing strategy is that the customer selects the brakes to be installed when purchasing his new bus or truck.

Competitive factors are: durability and reliability, price, ease of installation, low maintenance requirements and light weight combined with high strength. We believe that NewTech Brake Corp. addresses all of these factors.

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

Results Of Operations

      Six Month Periods Ended August 31, 2004 and 2003

Higher operating and development expenses in the six month period ended August 31, 2004 resulted in a loss of $523,110 compared to a loss of $328,071 for the same period ended August 31, 2003, an increase of $195,039 or 60.0%. This increase was primarily attributable to the reorganization of the operations and the start-up costs of new business.

      Revenues

During the six month periods ended August 31, 2004 and 2003, the Company generated no revenue from sales of products and services.

      Operating Expenses

During the six month period ended August 31, 2004 the Company incurred $505,814 in operating expenses as compared to $307,964 in the same period in 2003, an increase of $197,850 or 64.2%. This increase was primarily attributable to the reorganization of the operations and the start-up costs of new business.

      Depreciation

During the six month period ended August 31, 2004, the Company incurred $1,186 in depreciation expense. During the six month period ended August 31, 2003, the Company incurred no depreciation expense. The depreciation expense was attributable to new fixed assets acquisition.

      Interest Expense

During the six month period ended August 31, 2004, the Company incurred interest expense of $17,296 compared to $12,015 for the same period in 2003, or an increase of $5,281 or 44.0%. This increase was primarily attributable to interest payable on debenture.

      Three Month Periods Ended August 31, 2004 and 2003

Higher operating and development expenses in the three month period ended August 31, 2004 resulted in a loss of $255,365 compared to a loss of $155,300 for the same period ended August 31, 2003, an increase of $100,065 or 64.4%. This increase was primarily attributable to the reorganization of the operations and the start-up costs of new business.

      Revenues

During the three month periods ended August 31, 2004 and 2003, the Company generated no revenue from sales of products and services.

      Operating Expenses

During the three month period ended August 31, 2004 the Company incurred $246,174 in operating expenses as compared to $140,990 in the same period in 2003, an increase of $105,184 or 74.6%. This increase was primarily attributable to the reorganization of the operations and the start-up costs of new business.

      Depreciation

During the three month period ended August 31, 2004, the Company incurred $826 in depreciation expense. During the three month period ended August 31, 2003, the Company incurred no depreciation expense. The depreciation expense was attributable to new fixed assets acquisition.

      Interest Expense

During the three month period ended August 31, 2004, the Company incurred interest expense of $9,191 compared to $5,622 for the same period in 2003, or an increase of $3,569 or 63.5%. This increase was primarily attributable to interest payable on debenture.

      Material Changes In Financial Condition, Liquidity And Capital Resources

As of August 31, 2004, the Company had cash and cash equivalents of $90,686 compared to $58,834 as of August 31, 2003. The Company had a working capital deficit of $150,317 at August 31, 2004. The Company incurred negative cash flows from operating activities for the six month period ended August 31, 2004, which was $578,234 compared to $335,167 for the same period in 2003.

Net cash used in investing activities by the Company was a net of $24,587 for the six month period ended August 31, 2004 compared to $181,160 for the same period in 2003.

Net cash provided by financing activities was a net of $625,768 for the six month period ended August 31, 2004 and $558,201 for the same period in 2003.

As of August 31, 2004, the Company owed $20,000 to a nonaffiliated party. In lieu of cash, interest on this loan could be paid in the form of common shares.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $(523,110) for the six month period ended August 31, 2004 and $(859,453) for the year ended February 29, 2004. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Accordingly, on October 4, 2002, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. This agreement was terminated on February 11, 2003. On January 6, 2004, NewTech Brake Corp. entered into a new Equity Line of Credit with Cornell Capital Partners, L.P. Cornell Capital, subject to certain terms and conditions, will purchase up to a maximum amount of $10.0 million of the NewTech Brakes Corp. common stock. The term of the agreement is twenty-four (24) months and NewTech Brake Corp. may, at its sole discretion, terminate the Equity Line of Credit Agreement upon ten (10) days prior written notice to Cornell Capital without further obligation to Cornell Capital. Cornell Capital will purchase the shares of common stock for a 3% discount to the lowest closing bid price of our common stock for the five
(5) days immediately following the notice date. As a condition of the Equity Line of Credit, NewTech Brake Corp. has filed a Registration Statement on Form SB-2 on January 13, 2004, and the SEC must declare it effective before Cornell Capital is obligated to purchase any common stock of NewTech Brake Corp.

On June 13, 2003, we entered into an agreement with two unrelated parties whereby the Company will receive approximately $3,000,000 in consideration of an issue of 3,000,000 common shares. As of August 31, 2004, NewTech Brake Corp. received a total of $1,435,910 of the total amount due, representing 1,435,910 shares at $1.00 per share. We anticipate receiving the remaining balance by the end of fall 2004. The proceeds are planned to be used by the Company for current operations and development activities.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 1998 the Company entered into a 4 year consulting agreement with the Nais Corp., a shareholder, according to which Nais Corp. would provide the Company with financial and business public relation consulting services in consideration for $6,000 per month. In accordance with the agreement, the commitment will start when the Company reaches certain amounts of revenue as defined in the agreement. Nais Corp. claims that it is owed approximately $240,000 at February 28, 2002. Prior to March 31, 2001, management believed that this claim had no merit based on the limited revenue generation not meeting the minimum requirements of the agreement. Mr. Jack Ehrenhaus, managing director of Nais Corp. became the president of the Company during the fiscal year ended February 28, 2002, and believed at February 28, 2002, the claim has merit. At February 28, 2003, Mr. Ehrenhaus was no longer the president of the Company. Current management believes that this claim, once again, has no merit and at February 28, 2003, has reversed the liability and reflected a gain of $257,839 in the February 28, 2003 financial statements.

On October 3, 2002, the Company entered into an agreement with a consultant concerning a "finders' fee" related to the Equity Line of Credit with Cornell Capital Partners, L.P. As per the agreement, a finders' fee of 10% should be paid on net amount received by NewTech Brake Corp. related to the Equity Line of Credit Agreement with Cornell Capital Partners, L.P., up to a maximum amount of $1,000,000.

On September 29, 2002, a company filed a complaint against NewTech Brake Corp. that had reached an agreement dated July 3, 2001 with the management of Internet VIP, the prior management and the predecessor company of NewTech Brake Corp. The plaintiff's demands are for 1,000,000 shares of NewTech Brake Corp. common stock, 1,000,000 NewTech Brake Corp. warrants and $40,000. Management believes that these claims are without merit and will vigorously defend against any future action by this company. Therefore, no provision has been made in the financial statements.

In June 2003, a law firm filed a Complaint against the Company. The plaintiff alleges that it provided legal services to the Company at its request and that the Company has failed to pay for those legal services and seeks damages up to $203,176. The Company has filed an answer, denying the allegations in the plaintiff's complaint and asserting various defenses. On July 22, 2004, the parties entered into an agreement to settle this action for a sum of $44,000, which sum has been fully paid at the date of the present filing. An amount of $51,899 is included in liabilities as at August 31, 2004.

On April 12, 2004, a consultant filed a Complaint against Newtech Brake Corp. in the Circuit Court in Florida. Newtech Brake Corp. filed a Notice of Removal, removing the case to the United States District Court in the Southern District of Florida. In its Complaint, Plaintiff alleges that Newtech Brake Corp. failed to comply with certain contractual obligations regarding the issuance and registration of stock. This consultant asserts a cause of action against Newtech Brake Corp. for damages and injunctive relief. This consultant seeks damages in the amount of $823,137 as well as costs and attorney's fees. On June 1, 2004, Newtech Brake Corp. filed a Motion to Dismiss on the grounds that Newtech Brake Corp. is not a party to the contract and that this consultant failed to allege it was a registered broker-dealer. Given that the action is in the early stages of litigation, we are unable to predict the probability of a favorable or an unfavorable outcome. The Company intends to vigorously defend against this action.

ITEM 2. CHANGES IN SECURITIES

During the six month period ended August 31, 2004, the Company issued 2,740,000 preferred stock in payment of advances from parent company and acquisition of assets for a total consideration of $2,740,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit No.    Description                                                       Location
-----------    ----------------------------------------------------------------  ----------------------------------------
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

3.3            NewTech Brake Corp. Certificate of Amendment to Certificate of    Incorporated by reference to Exhibit 3.3
               Incorporation                                                     in the Registration Statement on Form
                                                                                 10-QSB filed with the SEC on January 15,
                                                                                 2003


10.1           Lease Agreement, dated January 28, 1999, by and between V.I.      Incorporated by reference to Exhibit 6.1
               Internet Telecommunications Inc. and V.I. Interservices Inc.      in the Registration Statement on Form
                                                                                 10-SB 12G/A filed with the SEC on August
                                                                                 5, 1999

10.2           Memorandum of Understanding, dated November 25, 1998, by and      Incorporated by reference to Exhibit 6.2
               between V.I. Internet Telecommunications Inc. and The State       in the Registration Statement on Form
               Directory  "Specialized Technic and Communications" of The        10-SB 12G/A filed with the SEC on August
               Ministry of Interior of Russian Federation                        5, 1999

Exhibit No.    Description                                                       Location
-----------    ----------------------------------------------------------------  ----------------------------------------
10.3           Memorandum of Understanding, dated November 25, 1998, by and      Incorporated by reference to Exhibit 6.3
               between V.I. Internet Telecommunications Inc. and Telecom XXI     in the Registration Statement on Form
               Development, LTD                                                  10-SB 12G/A filed with the SEC on August
                                                                                 5, 1999

10.4           Facilities Management Agreement, dated February 1, 1999, by and   Incorporated by reference to Exhibit 6.4
               between VIP Internet, Inc. and 3407276 Canada Inc. d/b/a          in the Registration Statement on
               Bridgepoint Enterprises                                           Amendment No. 2 to Form 10-SB 12G/A filed
                                                                                 with the SEC on April 7, 2000

10.5           Agreement, dated June 9, 1999, by and between VI Internet         Incorporated by reference to Exhibit 6.5
               Telecommunications Inc. and Metrocom                              in the Registration Statement on
                                                                                 Amendment No. 2 to Form 10-SB 12G/A filed
                                                                                 with the SEC on April 7, 2000

10.6           Letter Amendment, dated February 10, 2000, to Internet VIP,       Incorporated by reference to Exhibit
               Inc. from Dr. V. Khimitchev, Chief of Scientific and Research     6.3.1 in the Registration Statement on
               Institute, "Special Technique and Communications" of the          Amendment No. 3 to Form 10-SB 12G/A filed
               Ministry of Interior of Russian Federation                        with the SEC on May 26, 2000


10.7           Employment Agreement, dated April 2000, by and between Internet   Incorporated by reference to Exhibit 10
               VIP, Inc. and Christian P. Richer                                 in the Quarterly Report on Form 10-QSB
                                                                                 filed with the SEC on September 27, 2000

10.8           Agreement and Plan of Merger, dated May 30, 2001, by and among    Incorporated by reference to Exhibit 99
               Internet VIP Inc., Yapalot Acquisition Corp., Yapalot             in the Current Report on Form 8-K filed
               Communications Inc., and Yapalot Communications Holdings Inc.     with the SEC on July 5, 2001

10.9           Consulting Agreement, dated July 5, 2001, by and between          Incorporated by reference to Exhibit 4.1
               Internet VIP, Inc. and Mayer Amsel                                in the Registration Statement on Form S-8
                                                                                 filed with the SEC on July 11, 2001

10.10          Consulting Agreement, dated June 15, 2001, by and among           Incorporated by reference to Exhibit 4.1
               Internet VIP, Inc., Michael Tuszynski and John Delisa             in the Registration Statement on Form S-8
                                                                                 filed with the SEC on July 30, 2001

10.11          Consulting Agreement, dated March 19, 2002, by and among          Incorporated by reference to Exhibit 10.1
               Internet VIP, Inc., Thom Skinner and Norbert Tauchner             in the Registration Statement on Form S-8
                                                                                 filed with the SEC on May 29, 2002

10.12          Asset Transfer and Change in Control Agreement, dated April 11,   Incorporated by reference to Exhibit
               2002, by and between Internet VIP, Inc. and NewTech Group         10.12 in the Quarterly Report on Form
               International, Inc.                                               10-QSB filed with SEC on October 21, 2002

10.13          Equity Line of Credit Agreement, dated October 4, 2002, by and    Incorporated by reference to Exhibit
               between NewTech Brake Corp. and Cornell Capital Partners, LP      10.13 in the Quarterly Report on Form
                                                                                 10-QSB filed with SEC on October 21, 2002

10.14          Registration Rights Agreement, dated October 4, 2002, by and      Incorporated by reference to Exhibit
               between NewTech Brake Corp. and Cornell Capital Partners, LP      10.14 in the Quarterly Report on Form
                                                                                 10-QSB filed with SEC on October 21, 2002

Exhibit No.    Description                                                       Location
-----------    ----------------------------------------------------------------  ----------------------------------------
10.15          Escrow Agreement, dated October 4, 2002, by and among NewTech     Incorporated by reference to Exhibit
               Brake Corp., Cornell Capital Partners, LP, Wachovia Bank, NA      10.15 in the Quarterly Report on Form
               and Butler Gonzalez LLP                                           10-QSB filed with SEC on October 21, 2002

10.16          Placement Agent Agreement, dated October 4, 2002, by and          Incorporated by reference to Exhibit
               between NewTech Brake Corp. and Westrock Advisors, Inc.           10.16 in the Quarterly Report on Form
                                                                                 10-QSB filed with SEC on October 21, 2002

10.17          Equity Line of Credit Agreement, dated April 1, 2003, by and      Incorporated by reference to Exhibit 10.17
               between NewTech Brake Corp. and Cornell Capital Partners, LP      in the Quarterly Report on Form 10-QSB
                                                                                 filed with SEC on October 6, 2003

10.18          Equity Line of Credit Agreement, dated January 6, 2004, by        Incorporated by reference to Exhibit 10.18
               and between NewTech Brake Corp. and Cornell Capital Partners,     in the Registration Statement on Form SB-2
               LP                                                                filed with SEC on January 13, 2004

10.19          Registration Rights Agreement, dated January 6, 2004, by and      Incorporated by reference to Exhibit 10.19
               between NewTech Brake Corp. and Cornell Capital Partners, LP      in the Registration Statement on Form SB-2
                                                                                 filed with SEC on January 13, 2004

10.20          Escrow Agreement, dated January 6, 2004, by and among NewTech     Incorporated by reference to Exhibit 10.20
               Brake Corp., Cornell Capital Partners, LP, Wachovia Bank, NA      in the Registration Statement on Form SB-2
               and Butler Gonzalez LLP                                           filed with SEC on January 13, 2004

10.21          Placement Agent Agreement, dated January 6, 2004, by and          Incorporated by reference to Exhibit 10.21
               between NewTech Brake Corp. and Westrock Advisors, Inc.           in the Registration Statement on Form SB-2
                                                                                 filed with SEC on January 13, 2004

16.1           Letter, dated October 16, 2000, from Arthur Andersen LLP to       Incorporated by reference to Exhibit 16.1
               the SEC                                                           in the Current Report on Form 8K filed with
                                                                                 SEC on October 23, 2000

99.1           Code of business conduct and ethics for NewTech Brake Corp.       Incorporated by reference to Exhibit 99.1
                                                                                 in the Yearly Report on Form 10-KSB filed
                                                                                 with the SEC on June 14, 2004

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

                                                  NewTech Brake Corp.

Date: October 20, 2004                            By: /s/ Yvon Rancourt
                                                  -----------------------------
                                                      Yvon Rancourt
                                                      Chief Executive Officer


Date: October 20, 2004                            By: /s/ Yvon Rancourt
                                                  -----------------------------
                                                      Yvon Rancourt
                                                      Acting Chief Financial
                                                      Officer