Form 10QSB
period 2004-11-30
NEWTECH BRAKE CORP
filed 2005-01-14
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

      For the quarterly period ended November 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days. YES|X|        NO|_|

As of January 14, 2005, the Registrant had 66,971,872 shares of its common stock outstanding and 2,740,000 shares of its preferred stock outstanding.

Transitional Small Business Disclosure Format: YES|_|   NO|X|

                              Index to Form 10-QSB
                     For the Quarter ended November 30, 2004

                                                                                                Page

PART I.             FINANCIAL INFORMATION

    Item 1.         Condensed Consolidated Financial Statements (Unaudited)

                    Balance Sheet (unaudited) as of November 30, 2004                            1

                    Statement of Operations (unaudited) for the period from July
                      1, 2002 (inception) to November 2 30, 2004 and for the
                      nine and three month periods ended November 30, 2004 and
                      2003

                    Statement of Stockholders' Equity (unaudited)                                3

                    Statement of Cash Flows (unaudited) for the period from July
                      1, 2002 (inception) to November 4 30, 2004 and for the nine month periods ended November 30, 2004 and 2003

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

ITEM 1. FINANCIAL STATEMENTS

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2004
(UNAUDITED)

                                     Assets

Current assets
   Cash and cash equivalents                                                  $        64,686
   Other receivables                                                                   16,898
   Inventory                                                                           44,470
   Deposits                                                                           159,486
   Short term advances (related party)                                                285,126
---------------------------------------------------------------------------------------------

    Total current assets                                                              570,666

Fixed assets, net                                                                   1,129,164

Industrial drawings                                                                 1,200,000
---------------------------------------------------------------------------------------------

    Total assets                                                              $     2,899,830
=============================================================================================

                      Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable and accrued liabilities                                    $       361,128
  Short term borrowings                                                                20,000
  Current portion of long term debt                                                   168,147
---------------------------------------------------------------------------------------------

    Total current liabilities                                                         549,275

Long term debt, net of short term borrowings                                           33,204
---------------------------------------------------------------------------------------------

    Total liabilities                                                                 582,479
---------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' Equity
  Preferred stock; $.0001 par value; 10,000,000 shares authorized; issued
    and outstanding - 2,740,000                                                           274
  Common Stock, $.0001 par value; 200,000,000 shares authorized; issued
    and outstanding - 66,959,872                                                        6,693
  Paid in Capital                                                                  11,155,444
  Other comprehensive income (loss)                                                  (268,936)
  Subscriptions receivable                                                           (972,359)
  Deferred offering costs                                                            (594,524)
  Accumulated deficit prior to July 1, 2002                                        (5,124,642)
  Accumulated deficit from inception of development stage on July 1, 2002          (1,884,599)
---------------------------------------------------------------------------------------------

    Total Shareholder's Equity                                                      2,317,351
---------------------------------------------------------------------------------------------

    Total liabilities and Shareholder's Equity                                $     2,899,830
=============================================================================================

     See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD FROM JULY 1, 2002 (INCEPTION) TO NOVEMBER 30, 2004, FOR THE NINE AND THREE MONTH PERIODS ENDED NOVEMBER 30, 2004 AND 2003 (UNAUDITED)

                                                Cumulative
                                                 amounts
                                               from July 1,
                                                  2002
                                              (Inception) to         Nine month periods ended     Three month periods ended
                                               November 30,             November 30,                     November 30,
                                                   2004             2004            2003            2004            2003
                                               ------------    ------------    ------------    ------------    ------------
                                                                                 (restated)                      (restated)
Revenues                                       $         --    $         --    $         --    $         --    $         --

Cost of Sales                                            --              --              --              --              --
---------------------------------------------------------------------------------------------------------------------------

Gross Profit (loss)                                      --              --              --              --              --
---------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Marketing                                         111,318          15,010          92,073           8,562          58,938
  Salaries and payroll related                      750,330         451,984         179,599         175,719         109,819
  Professional Fees                                 549,859         121,554          98,897          19,875           1,317
  Consulting services                               109,159              --         111,167              --          69,375
  Travel                                            128,093          46,600          35,224          27,754          13,395
  Selling, general and administrative
    expenses                                        384,248         161,414          82,409          58,838          38,561
---------------------------------------------------------------------------------------------------------------------------

    Total operating expenses                      2,033,007         796,562         599,369         290,748         291,405
---------------------------------------------------------------------------------------------------------------------------

Loss before other income (expense)
                                                 (2,033,007)       (796,562)       (599,369)       (290,748)       (291,405)
---------------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Gain on write-off of liabilities                  257,839              --              --              --              --
  Interest expense                                  (99,994)        (38,864)        (18,365)        (21,568)         (6,350)
  Foreign exchange gain (loss)                       (9,437)             --         (11,085)             --          (2,993)
---------------------------------------------------------------------------------------------------------------------------

   Total other income (expense)                     148,408         (38,864)        (29,450)        (21,568)         (9,343)
---------------------------------------------------------------------------------------------------------------------------

Net Loss                                       $ (1,884,599)   $   (835,426)   $   (628,819)   $   (312,316)   $   (300,748)
===========================================================================================================================

Basic weighted average common shares
  outstanding                                                    66,959,872      65,801,108      66,959,872      66,959,872
===========================================================================================================================

Basic and diluted Loss per common share                        $      (0.01)   $      (0.01)   $      (0.00)   $      (0.00)
===========================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                               Common Stock                Preferred Stock
                                               ------------                ---------------               Paid-in       Subscriptions
                                        Shares             Amount        Shares         Amount           Capital       Receivable
                                      -------------   -------------   -------------   -------------   -------------   -------------
Balance, February 29, 2004            $  66,959,872   $       6,693   $          --   $          --   $   8,345,193   $  (2,763,514)


Issuance of preferred stock for
conversion of debt and acquisition
of assets                                                                 2,740,000             274       2,739,726


Receipt of subscriptions receivable                                                                                       1,791,155

Gain on write-off of liabilities                                                                             70,525

Foreign currency translation
adjustment

Net loss - nine month period ended
November 30, 2004                                                                                                         (835,426)
                                      -------------   -------------   -------------   -------------   -------------   -------------

Balance, November 30, 2004 (unaudited)$  66,959,872   $       6,693   $   2,740,000   $         274   $  11,155,444   $    (972,359)
                                      =============   =============   =============   =============   =============   =============


                                                                            Accumulated
                                                                              other            Total
                                           Deferred      Accumulated       Comprehensive    Stockholders'
                                        Offering Costs      Deficit        Income/(loss)        Equity
                                         -------------    -------------    -------------    -------------
Balance, February 29, 2004               $    (594,524)   $  (6,173,815)   $     (77,513)   $  (1,257,480)


Issuance of preferred stock for
conversion of debt and acquisition
of assets                                                                                       2,740,000


Receipt of subscriptions receivable                                                             1,791,155

Gain on write-off of liabilities                                                                   70.525

Foreign currency translation
adjustment                                         (191,423)        (191,423)

Net loss - nine month period ended
November 30, 2004                                             (835,426)
                                         -------------    -------------    -------------    -------------

Balance, November 30, 2004 (unaudited)   $    (594,524)   $  (7,009,241)   $    (268,936)   $   2,317,351
                                         =============    =============    =============    =============

     See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIOD FROM JULY 1, 2002 (INCEPTION) TO NOVEMBER 30, 2004, FOR THE NINE MONTH PERIODS ENDED NOVEMBER 30, 2004 AND 2003 (UNAUDITED)

                                                                      Cumulative Amounts from
                                                                     July 1, 2002 (Inception)       Nine month periods
                                                                                to                  ended November 30,
                                                                           November 30,           2004            2003
                                                                               2004         --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                 ---------------------                    (restated)
   Net Loss                                                               $  (1,884,599)   $    (835,426)   $    (628,819)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Stock based compensation                                                   175,000               --               --
     Stock issued for interest payments                                          12,145               --               --
     Depreciation                                                                65,457            2,895               --
     Gain on write-off of liabilities                                          (257,839)              --               --
   Changes in Operating assets and liabilities:
     Other receivables                                                           (8,879)          (7,784)         (10,407)
     Inventory                                                                  (44,470)         (44,470)              --
     Deposits                                                                  (159,486)        (130,872)          (6,315)
     Accounts payable and other liabilities                                     332,735           11,332           92,095
-------------------------------------------------------------------------------------------------------------------------

       Net cash used in operating activities                                 (1,769,936)      (1,004,325)        (553,446)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and equipment                                          (261,080)         (63,860)        (195,363)
-------------------------------------------------------------------------------------------------------------------------

       Net cash used in investing activities                                   (261,080)         (63,860)        (195,363)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long term debt                                                  (23,469)         (23,469)              --
   Proceeds from:
     Stockholder's capital contribution, net                                  2,027,641        1,791,155          236,486
     Short term borrowings (repayment) (related party)                          294,378         (542,482)         631,858
-------------------------------------------------------------------------------------------------------------------------

       Net cash provided by financing activities                              2,298,550        1,225,204          868,344
-------------------------------------------------------------------------------------------------------------------------

   Effect of exchange rate changes on cash                                     (202,848)        (191,423)              --
   Net increase (decrease) in cash                                               64,686          (34,404)         119,535
   Cash, beginning of period                                                         --           99,090           16,960
-------------------------------------------------------------------------------------------------------------------------
   Cash, end of period                                                    $      64,686    $      64,686    $     136,495
-------------------------------------------------------------------------------------------------------------------------

  Interest paid                                                           $      32,340    $      13,605    $          --
  Income taxes paid                                                       $          --    $          --    $          --

   Supplemental Schedule of noncash investing and financing activities:
    Common stock issued for repayment of accounts payable                 $      55,721    $          --    $          --
    Common shares issued for repayment of short term borrowings           $      67,172    $          --    $          --
    Common shares issued in payment of deferred offering costs            $     594,524    $          --    $          --
    Common stock issued for repayment of short term borrowings (related party)
                                                                          $     108,000    $          --    $     108,000
    Preferred stock issued for repayment of short term borrowings
      (related party)                                                     $     671,419    $     671,419    $          --
    Preferred stock issued for acquisition of assets                      $   2,068,581    $   2,068,581    $          --

     See accompanying notes to condensed consolidated financial statements.

                               NEWTECH BRAKE CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                NOVEMBER 30, 2004


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements for the three and nine month periods ended November 30, 2004 and 2003 include the accounts of the parent company, Newtech Brake Corp. and its subsidiary, NewTech Brake Mfg. (Suzhou) Co., Ltd. All significant intercompany accounts and transactions have been eliminated. The fiscal year end of the Company and its subsidiary is February 28.

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

Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. At November 30, 2004 and 2003 the Company had no cash equivalents.

Inventory valuations:

Inventories are valued at the lower cost or market.

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

Had the compensation expense for the stock option granted to employees been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at November 30, 2004 and 2003, the Company's net income and loss per share would have been increased to the proforma amounts indicated below:

                                           November 30,          November 30,
                                             2004                  2003
                                           -----------           -----------
          Net loss
             As reported                   $(835,426)            $(628,819)
                                           =========             =========
             Pro forma                     $(977,926)            $(628,819)
                                           =========             =========

          Loss per share
             As reported                   $   (0.01)            $   (0.00)
                                              ======                ======
             Pro forma                     $   (0.01)            $   (0.00)
                                              ======                ======

Recent pronouncements :

In November 2004, the FASB issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. The Statements amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing, by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Statement is effective for us beginning in fiscal 2006.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods, ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-01 did not have a material effect on NewTech Brake Corp.'s results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. NewTech Brake Corp.'s is currently in the process of evaluating the potential impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.


NOTE 3 - SHORT TERM BORROWINGS

During the nine month period ended November 30, 2004, the Company issued 2,740,000 preferred stocks for a total consideration of $2,740,000, in payment of advances ($671,479) from NewTech Group International Inc., a major shareholder of the Company, and for acquisition of assets ($2,068,581), which included equipment and industrial drawings.


NOTE 4 - CONTINGENCIES

In December 1998 the Company entered into a 4 year consulting agreement with the Nais Corp., a shareholder, according to which Nais Corp. would provide the Company with financial and business public relation consulting services in consideration for $6,000 per month. In accordance with the agreement, the commitment will start when the Company reaches certain amounts of revenue as defined in the agreement. Nais Corp. claims that it is owed approximately $240,000 at February 28, 2002. Prior to March 31, 2001, management believed that this claim had no merit based on the limited revenue generation not meeting the minimum requirements of the agreement. Mr. Jack Ehrenhaus, managing director of Nais Corp. became the president of the Company during the fiscal year ended February 28, 2002, and believed at February 28, 2002, the claim had merit. At February 28, 2003, Mr. Ehrenhaus was no longer the president of the Company. Current management believes that this claim, once again, has no merit and at February 28, 2003, has reversed the liability and reflected a gain of $257,839 in the February 28, 2003 financial statements.

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

On April 12, 2004, a consultant filed a Complaint against Newtech Brake Corp. in the Circuit Court in Florida. Newtech Brake Corp. filed a Notice of Removal, removing the case to the United States District Court in the Southern District of Florida. In its Complaint, Plaintiff alleges that Newtech Brake Corp. failed to comply with certain contractual obligations regarding the issuance and registration of stock. This consultant asserts a cause of action against Newtech Brake Corp. for damages and injunctive relief. This consultant seeks damages in the amount of $823,137 as well as costs and attorney's fees. On June 1, 2004, Newtech Brake Corp. filed a Motion to Dismiss on the grounds that Newtech Brake Corp. is not a party to the contract and that this consultant failed to allege it was a registered broker-dealer. On August 23, 2004, the Motion to Dismiss was denied. Given that the action is in the early stages of litigation, we are unable to predict the probability of a favorable or an unfavorable outcome. The Company intends to vigorously defend against this action.

Foreign subsidiary

The Company's subsidiary manufactures all of the Company's products. This subsidiary, with net assets totaling approximately $430,947, is located in Suzhou within the People's Republic of China ("PRC"). The loss of this subsidiary or a significant reduction in product availability from this supplier could have a material adverse effect on the Company. The subsidiary's operations in the PRC are subject to special consideration and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The subsidiary's production and therefore, the Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $(835,426) for the nine month period ended November 30, 2004 and $(859,453) for the year ended February 29, 2004. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Accordingly, on October 4, 2002, the Company entered into an equity line of credit agreement with Cornell Capital Partners, L.P. This agreement was terminated on February 11, 2003. On April 1, 2003, NewTech Brake Corp. entered into a new Equity Line of Credit with Cornell Capital Partners, L.P. On December 17, 2003, NewTech Brake Corp. terminated the April 1, 2003 Equity Line of Credit Agreement and on January 6, 2004, NewTech Brake Corp. entered into a new Equity Line of Credit with Cornell Capital. Cornell Capital, subject to certain terms and conditions, will purchase up to $10.0 million of NewTech Brake Corp. common stock. The term of the agreement is twenty-four (24) months and NewTech Brake Corp. may, at its sole discretion, terminate the Equity Line of Credit Agreement upon ten (10) days prior written notice to Cornell Capital without further obligation to Cornell Capital. Cornell Capital will purchase the shares of common stock for a 3% discount to the lowest closing bid price of our common stock for the five (5) days immediately following the notice date. As a condition of the common stock purchase agreement, NewTech Brake Corp. filed a Registration Statement on January 13, 2004, and the SEC must declare it effective before Cornell Capital is obligated to purchase any common stock of NewTech Brake Corp. There can be no assurance of how much cash NewTech Brake Corp. will receive, if any, under the Equity Line of Credit agreement with Cornell Capital.


NOTE 6 - RELATED PARTIES

During the nine month period ended November 30, 2004, the Company repaid $1,213,901 to its major shareholder. Of the total repaid, $671,419 was settled through the issuance of the preferred shares mentioned below and $542,482 paid in cash. As at November 30, 2004, the Company has a short term receivable from the major shareholder of $285,126.

In May 2004, the Company issued 2,740,000 preferred shares in payment of advances from NewTech Group International Inc. and acquisition of assets for a total consideration of $2,740,000.

NOTE 7 - NEWTECH BRAKE CORP. LIABILITIES

Liabilities Associated With Discontinued Internet VIP Operations

Under the terms of the Asset Transfer and Change in Control Agreement completed between NewTech Group International Inc. and IVIP, the former controlling shareholders of IVIP had agreed to pay, resolve or eliminate all outstanding debts of IVIP except for certain specific contractually accepted items totaling $200,000. As of July 1, 2002, the effective date of the asset transfer and change in control, IVIP had $619,018 of liabilities that were to be eliminated.

Included in the November 30, 2004 financial statements of the Company are $290,335 of accounts payable, accrued liabilities, short and long term loans associated with the discontinued former telecom business operated by Internet VIP (IVIP), the predecessor company.

As of November 30, 2004, there remains an outstanding $290,335 of those liabilities which under the terms of the agreement were to be eliminated. NewTech Brake Corp. and NewTech Group International Inc. management are of the opinion that these liabilities do not belong to NewTech as there was a contractual undertaking by prior IVIP management to satisfy those liabilities after the closing of the asset transfer. However, until those liabilities are in fact satisfied or eliminated they will remain in the accounts of NewTech as liabilities associated with discontinued operations.

NOTE 8 - SHAREHOLDER'S EQUITY

In May 2004, the Company issued 2,740,000 preferred shares in payment of advances from parent company and acquisition of assets for a total consideration of $2,740,000.

During the nine month period ended November 30, 2004, the Company received an additional amount of $1,791,155 of the subscription receivable reducing the balance to $972,359 in relation to the 3,000,000 shares of common stock that had been issued by the Company in June 2003.

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

In November 2004, members of the Board of Directors received options to purchase a total of 187,500 shares of common stock during their terms as directors. The exercise price for these options is $0.86 per share and they expire one year after the director resigns from his directorship. As allowed under APB No. 25 "Accounting for stock option issued to employees", no compensation expense was recognized from these options.

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

The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation". During the nine month periods ended November 30, 2004 and 2003, no options were granted to consultants.

The fair value of each option is estimated present value on the date of grant using the Black Scholes option-pricing model with the assumption:

Risk-free interest rate             4.75%
Expected life (years)               3 - 5
Expected volatility                 1.337
Expected dividends                  None


A summary of options for the nine month periods ended November 30, 2004 and 2003 is shown below:

                                                November 30,                        November 30,
                                                    2004                                2003
                                      -------------------------------------------------------------------
                                                          Weighted                          Weighted
                                         Number of        average                             average
                                          shares        exercise price   Number of shares  exercise price
        Outstanding at beginning of
           period                          825,000           $ 0.52           625,000         $ 0.50
        Granted                            541,750             0.93           200,000           0.60
        Exercised                                -                -                 -              -
        Forfeited                                -                -                 -              -
        -------------------------------------------------------------------------------------------------
         Outstanding at end of
           period                        1,366,750           $ 0.69           825,000         $ 0.52
        =================================================================================================
         Exercisable at end of
           period                        1,366,750                            825,000
        =================================================================================================

NOTE 10 - CORRECTION OF ERRORS AND RECLASSIFICATIONS

The Company has determined that some expenses were incorrectly recorded in the consolidated statement of operations for the nine month period ended November 30, 2003. The effect of these corrections was to increase selling, general and administrative expenses by $15. The net loss increased by $15.

Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 11 -  CURRENCY RATES

For the purpose of conversion from Canadian Dollars to U.S. Dollars, the end of the month and nine months average exchange rates were used, where applicable. The month end rate, as quoted on the Oanda Website, was $0.84274 Canadian Dollars to 1 U.S. Dollar at November 30, 2004 and $0.76965 at November 30, 2003.

The average rate for the nine month periods ending November 30, 2004 and 2003 was $0.76593 and $0.72297 respectively, Canadian Dollars to $1 U.S. Dollar.


NOTE 12 - SUBSEQUENT EVENTS

Since December 1, 2004, we received an additional amount of $228,898 of the subscription receivable reducing the balance to $743,461in relation to the 3,000,000 shares of common stock that had been issued by the Company in June 2003.

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


Results Of Operations


         Nine month Periods Ended November 30, 2004 and 2003

Higher operating and development expenses in the nine month period ended November 30, 2004 resulted in a loss of $835,426 compared to a loss of $628,819 for the same period ended November 30, 2003, an increase of $206,607 or 32.9%. This increase was primarily attributable to the reorganization of the operations and the start-up costs of new business.

         Revenues

During the nine month periods ended November 30, 2004 and 2003, the Company generated no revenue from sales of products and services.


         Operating Expenses

During the nine month period ended November 30, 2004 the Company incurred $796,562 in operating expenses as compared to $599,369 in the same period in 2003, an increase of $197,193 or 32.9%. This increase was primarily attributable to the reorganization of the operations and the start-up costs of new business.


         Depreciation

During the nine month period ended November 30, 2004, the Company incurred $2,895 in depreciation expense. During the nine month period ended November 30, 2003, the Company incurred no depreciation expense. The depreciation expense was attributable to new fixed assets acquisition.


         Interest Expense

During the nine month period ended November 30, 2004, the Company incurred interest expense of $38,864 compared to $18,365 for the same period in 2003, or an increase of $20,499 or 111.6%. This increase was primarily attributable to interest payable on debenture, which was renegotiated in December 2004.


         Three Month Periods Ended November 30, 2004 and 2003

Higher operating and development expenses in the three month period ended November 30, 2004 resulted in a loss of $312,316 compared to a loss of $300,748 for the same period ended November 30, 2003, an increase of $11,568 or 3.9%. This increase was primarily attributable to interest payable on debenture, which was renegotiated in December 2004.


         Revenues

During the three month periods ended November 30, 2004 and 2003, the Company generated no revenue from sales of products and services.


         Operating Expenses

During the three month period ended November 30, 2004 the Company incurred $290,748 in operating expenses as compared to $291,405 in the same period in 2003, a decrease of $657 or 0.2%.


         Depreciation

During the three month period ended November 30, 2004, the Company incurred $1,709 in depreciation expense. During the three month period ended November 30, 2003, the Company incurred no depreciation expense. The depreciation expense was attributable to new fixed assets acquisition.


         Interest Expense

During the three month period ended November 30, 2004, the Company incurred interest expense of $21,568 compared to $6,350 for the same period in 2003, or an increase of $15,218 or 239.7%. This increase was primarily attributable to interest payable on debenture, which was renegotiated in December 2004.


         Material Changes In Financial Condition, Liquidity And Capital
         Resources

As of November 30, 2004, the Company had cash and cash equivalents of $64,686 compared to $136,495 as of November 30, 2003. The Company had working capital of $21,391 at November 30, 2004. The Company incurred negative cash flows from operating activities for the nine month period ended November 30, 2004, which was $1,004,325 compared to $553,446 for the same period in 2003.

Net cash used in investing activities by the Company was $63,860 for the nine month period ended November 30, 2004 compared to $195,363 for the same period in 2003.

Net cash provided by financing activities was $1,225,204 for the nine month period ended November 30, 2004 and $868,344 for the same period in 2003.

As of November 30, 2004, the Company owed $20,000 to a nonaffiliated party. In lieu of cash, interest on this loan could be paid in the form of common shares.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $(835,426) for the nine month period ended November 30, 2004 and $(859,453) for the year ended February 29, 2004. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Accordingly, on October 4, 2002, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. This agreement was terminated on February 11, 2003. On January 6, 2004, NewTech Brake Corp. entered into a new Equity Line of Credit with Cornell Capital Partners, L.P. Cornell Capital, subject to certain terms and conditions, will purchase up to a maximum amount of $10.0 million of the NewTech Brakes Corp. common stock. The term of the agreement is twenty-four (24) months and NewTech Brake Corp. may, at its sole discretion, terminate the Equity Line of Credit Agreement upon ten (10) days prior written notice to Cornell Capital without further obligation to Cornell Capital. Cornell Capital will purchase the shares of common stock for a 3% discount to the lowest closing bid price of our common stock for the five
(5) days immediately following the notice date. As a condition of the Equity Line of Credit, NewTech Brake Corp. has filed a Registration Statement on Form SB-2 on January 13, 2004, and the SEC must declare it effective before Cornell Capital is obligated to purchase any common stock of NewTech Brake Corp.

On June 13, 2003, we entered into an agreement with two unrelated parties whereby the Company will receive approximately $3,000,000 in consideration of an issue of 3,000,000 common shares. As of November 30, 2004, NewTech Brake Corp. received a total of $2,027,641 of the total amount due, representing 2,027,641 shares at $1.00 per share. We anticipate receiving the remaining balance by the end of the last quarter of the current year. The proceeds are planned to be used by the Company for current operations and development activities.


ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of this period, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Executive Officer. Based upon that evaluation, he concluded that disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Securities Exchange Act of 1934.


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

On April 12, 2004, a consultant filed a Complaint against Newtech Brake Corp. in the Circuit Court in Florida. Newtech Brake Corp. filed a Notice of Removal, removing the case to the United States District Court in the Southern District of Florida. In its Complaint, Plaintiff alleges that Newtech Brake Corp. failed to comply with certain contractual obligations regarding the issuance and registration of stock. This consultant asserts a cause of action against Newtech Brake Corp. for damages and injunctive relief. This consultant seeks damages in the amount of $823,137 as well as costs and attorney's fees. On June 1, 2004, Newtech Brake Corp. filed a Motion to Dismiss on the grounds that Newtech Brake Corp. is not a party to the contract and that this consultant failed to allege it was a registered broker-dealer. On August 23, 2004, the Motion to Dismiss was denied. Given that the action is in the early stages of litigation, we are unable to predict the probability of a favorable or an unfavorable outcome. The Company intends to vigorously defend against this action.

ITEM 2. CHANGES IN SECURITIES

During the nine month period ended November 30, 2004, the Company issued 2,740,000 preferred stock in payment of advances from parent company and acquisition of assets for a total consideration of $2,740,000.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.    Description                                                       Location
----------     ---------------------------------------------------------------   ----------------------------------------
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

10.2           Memorandum of Understanding, dated November 25, 1998, by and      Incorporated by reference to Exhibit 6.2
               between V.I. Internet Telecommunications Inc. and The State       in the Registration Statement on Form
               Directory  "Specialized Technic and Communications" of The        10-SB 12G/A filed with the SEC on August
               Ministry of Interior of Russian Federation                        5, 1999

Exhibit No.    Description                                                       Location
----------     ---------------------------------------------------------------   ----------------------------------------
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

Exhibit No.    Description                                                       Location
----------     ---------------------------------------------------------------   ----------------------------------------
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

               Code9of1 business  conduct  and  ethics  for  NewTech           Incorporated  by  reference  to Exhibit 99.1
               Brake Corp.                                                     in the Yearly  Report on Form  10-KSB  filed
                                                                               with the SEC on June 14, 2004
31.1           Certification Pursuant to Section 302                           Provided herewith

32.1           Certification Pursuant to 18 U.S.C. Section 1350                Provided herewith

         SIGNATURES


                  In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                  NewTech Brake Corp.

Date:  January 14, 2005                           By: /s/ Yvon  Rancourt
                                                     ---------------------------
                                                     Yvon Rancourt
                                                     Chief Executive Officer


Date:  January 14, 2005                           By: /s/ Yvon  Rancourt
                                                      --------------------------
                                                      Yvon Rancourt
                                                      Acting Chief Financial
                                                      Officer