Form 10QSB/A
period 2004-05-31
NEWTECH BRAKE CORP
filed 2005-05-26
CIK 1080008

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

Transitional Small Business Disclosure Format: YES |X|   NO |_|

                              Index to Form 10-QSB
                       For the Quarter ended May 31, 2004

                                                                                Page
PART I.        FINANCIAL INFORMATION

    Item 1.    Condensed Consolidated Financial Statements (Unaudited)

               Balance Sheet (unaudited) as of May 31, 2004                        1

               Statement of Operations (unaudited) for the period from July
                 1,  2002  (inception)  to May 31, 2004 and for the three
                 month periods ended May 31, 2004 and 2003                         2

               Statement of Stockholders' Equity (unaudited)                       3

               Statement of Cash Flows (unaudited) for the period from July
                 1,  2002  (inception)  to May 31, 2004 and for the three
                 month periods ended May 31, 2004 and 2003                         4

               Notes to the Condensed Consolidated Financial Statements            5

    Item 2.    Plan of Operations/Management's Discussion and Analysis            13

    Item 3.    Controls and Procedures                                            15

PART II.       OTHER INFORMATION

    Item 1.    Legal Proceedings                                                  16

    Item 2.    Changes in Securities                                              16

    Item 3.    Defaults Upon Senior Securities                                    16

    Item 4.    Submission of Matters to a Vote of Security Holders                17

    Item 5.    Other Information                                                  17

    Item 6.    Exhibits and Reports on Form 8-K                                   17

ITEM 1. FINANCIAL STATEMENTS

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
MAY 31, 2004
(UNAUDITED)

                                                                              (Restated)
                                  Assets
Current assets
  Cash and cash equivalents                                                   $    160,546
  Other receivables                                                                  8,047
   Deposits                                                                         67,630
   Short term advances (related party)                                              96,200
------------------------------------------------------------------------------------------

    Total current assets                                                           332,423

Fixed assets, net                                                                1,078,006
------------------------------------------------------------------------------------------

    Total assets                                                              $  1,410,429
==========================================================================================

                   Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable and accrued liabilities                                    $    408,488
  Short term borrowings                                                             20,000
  Current portion of long term debt                                                150,919
------------------------------------------------------------------------------------------

    Total current liabilities                                                      579,407

Long term debt, net of short term borrowings                                        20,677
------------------------------------------------------------------------------------------

    Total liabilities                                                              600,084
------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' Equity
  Preferred stock; $.0001 par value; 10,000,000 shares authorized; issued
    and outstanding - 2,740,000                                                        274
  Common Stock, $.0001 par value; 200,000,000 shares authorized; issued
    and outstanding - 66,959,872                                                     6,693
  Paid in Capital                                                               11,098,719
  Other comprehensive income (loss)                                                (60,854)
  Subscriptions receivable                                                      (1,998,403)
  Deferred offering costs                                                         (594,524)
  Accumulated deficit prior to July 1, 2002                                     (5,124,642)
  Accumulated deficit from inception of development stage on July 1, 2002       (2,516,918)
------------------------------------------------------------------------------------------

    Total Shareholder's Equity                                                     810,345
------------------------------------------------------------------------------------------

    Total liabilities and shareholder's equity                                $  1,410,429
==========================================================================================

     See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED  CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 1, 2002 (INCEPTION)  TO MAY 31, 2004,
FOR THE THREE MONTH PERIODS ENDED MAY 31, 2004 AND 2003
(UNAUDITED)

                                                  Cumulative Amounts
                                                   from July 1, 2002
                                                    (Inception) to
                                                        May 31,        Three month periods ended May 31,
                                                         2004                2004             2003
                                                  ------------------   ---------------   ---------------
                                                      (restated)          (restated)        (restated)
Revenues                                            $         --        $         --       $         --

Cost of Sales                                                 --                  --                 --
-------------------------------------------------------------------------------------------------------

Gross Profit (loss)                                           --                  --                 --
-------------------------------------------------------------------------------------------------------

Operating expenses:
  Industrial drawings costs                            1,200,000           1,200,000                 --
  Marketing                                               98,933               2,625             25,569
  Salaries and payroll related                           430,502             132,156             36,660
  Professional Fees                                      494,260              65,955             31,851
  Consulting services                                    109,159                  --             41,792
  Travel                                                  87,523               6,030              4,511
  Selling, general and administrative expenses           275,708              52,874             26,591
-------------------------------------------------------------------------------------------------------

    Total operating expenses                           2,696,085           1,459,640            166,974
-------------------------------------------------------------------------------------------------------

Loss before other income (expense)                    (2,696,085)         (1,459,640)          (166,974)
-------------------------------------------------------------------------------------------------------

Other income (expense):
  Gain on write-off of liabilities                       257,839                  --                 --
  Interest expense                                       (69,235)             (8,105)            (6,393)
  Foreign exchange gain (loss)                            (9,437)                 --                596
-------------------------------------------------------------------------------------------------------

   Total other income (expense)                          179,167              (8,105)            (5,797)
-------------------------------------------------------------------------------------------------------

Net Loss                                            $ (2,516,918)       $ (1,467,745)      $   (172,771)
=======================================================================================================

Basic weighted average common shares outstanding                          66,959,872         63,887,481
=======================================================================================================

Basic and diluted Loss per common share                                 $      (0.02)      $      (0.00)
=======================================================================================================

     See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(restated)

                                                             Common Stock                      Preferred Stock            Paid-in
                                                        Shares           Amount          Shares              Amount       Capital
                                                      ------------------------------------------------------------------------------
Balance, February 29, 2004                               66,959,872   $       6,693              --    $         --    $   8,345,193

Issuance of preferred stock for conversion of debt
  and acquisition of assets                                                               2,740,000             274        2,739,726

Receipt of subscriptions receivable

Gain on write-off of liabilities                                                                                              13,800

Foreign currency translation adjustment

Net loss - three month period ended May 31, 2004
                                                      -------------   -------------   -------------    ------------    -------------
Balance, May 31, 2004                                    66,959,872   $       6,693       2,740,000    $        274    $  11,098,719
                                                      =============   =============   =============    ============    =============

                                                                                                       Accumulated
                                                                                                          other           Total
                                                       Subscriptions      Deferred      Accumulated    Comprehensive   Stockholders'
                                                         Receivable    Offering Costs     Deficit      Income/(loss)      Equity
                                                     -----------------------------------------------------------------------------
Balance, February 29, 2004                           $  (2,763,514)   $   (594,524)    $  (6,173,815) $    (77,513)  $  (1,257,480)

Issuance of preferred stock for conversion of debt
  and acquisition of assets                                                                                              2,740,000

Receipt of subscriptions receivable                        765,111                                                         765,111

Gain on write-off of liabilities                                                                                            13,800

Foreign currency translation adjustment                                                                     16,659          16,659
                                                                                          (1,467,745)
Net loss - three month period ended May 31, 2004                                                                        (1,467,745)
                                                     -------------    ------------     -------------  ------------   -------------
Balance, May 31, 2004                                $  (1,998,403)   $   (594,524)    $  (7,641,560) $    (60,854)  $     810,345
                                                     =============    ============     =============  ============   =============

     See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED  CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 1, 2002 (INCEPTION)  TO MAY 31, 2004,
FOR THE THREE MONTH PERIODS ENDED MAY 31, 2004 AND 2003
(UNAUDITED)

                                                                      Cumulative Amounts from     Three month periods
                                                                           July 1, 2002               ended May 31,
                                                                          (Inception) to        2004             2003
                                                                            May 31, 2004     -----------      ------------
                                                                           -------------      (restated)       (restated)
                                                                            (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                 $(2,516,918)     $(1,467,745)     $  (172,771)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Stock based compensation                                                   175,000               --               --
     Stock issued for interest payments                                          12,145               --               --
     Stock issued in payment of industrial drawings costs                     1,200,000        1,200,000               --
     Depreciation                                                                62,922              360               --
     Gain on write-off of liabilities                                          (257,839)              --               --
   Changes in Operating assets and liabilities:
     Receivables and other assets                                               (67,658)         (37,949)         (12,467)
     Accounts payable and other liabilities                                     323,370            1,967            6,623
--------------------------------------------------------------------------------------------------------------------------

       Net cash used in operating activities                                 (1,068,978)        (303,367)        (178,615)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and equipment                                          (207,387)         (10,167)              --
--------------------------------------------------------------------------------------------------------------------------

       Net cash used in investing activities                                   (207,387)         (10,167)              --
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long term debt                                                  (53,224)         (53,224)              --
   Proceeds from:
     Stockholder's capital contribution, net                                  1,001,597          765,111               --
     Short term borrowings (repayment) (related party)                          483,304         (353,556)         349,834
--------------------------------------------------------------------------------------------------------------------------

       Net cash provided by financing activities                              1,431,677          358,331          349,834
--------------------------------------------------------------------------------------------------------------------------

   Effect of exchange rate changes on cash                                        5,234           16,659               --
   Net increase in cash                                                         160,546           61,456          171,219
   Cash, beginning of period                                                         --           99,090           16,960
--------------------------------------------------------------------------------------------------------------------------
   Cash, end of period                                                      $   160,546      $   160,546      $   188,179
==========================================================================================================================

  Interest paid                                                             $    25,405      $     6,670      $        --
  Income taxes paid                                                         $        --      $        --      $        --

   Supplemental Schedule of noncash investing and financing activities:
    Common stock issued for repayment of accounts payable                   $    55,721      $        --      $        --
    Common shares issued for repayment of short term borrowings             $    67,172      $        --      $        --
    Common shares issued in payment of deferred offering costs              $   594,524      $        --      $        --
    Common stock issued for repayment of short term borrowings (related
      party)                                                                $   108,000      $        --      $   108,000
    Preferred stock issued for repayment of short term borrowings
      (related party)                                                       $   671,419      $   671,419      $        --
    Preferred stock issued for acquisition of machinery and equipment       $   868,581      $   868,581      $        --

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

Research and Development Costs:

Research and development expenditures comprised of costs incurred in performing research and development activities including wages and associated employee benefits, facilities and overhead costs, are expensed as incurred.

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

                                  May 31              May 31,
                                   2004                2003
                               -------------      -------------
       Net loss
          As reported          $  (1,467,745)     $    (172,771)
                               =============      =============
          Pro forma            $  (1,629,493)     $    (172,771)
                               =============      =============

       Loss per share
          As reported          $       (0.02)     $       (0.00)
                               =============      =============
          Pro forma            $       (0.02)     $       (0.00)
                               =============      =============

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

NOTE 3 - SHORT TERM BORROWINGS

During the three month period ended May 31, 2004, the Company issued 2,740,000 shares of preferred stock for a total consideration of $2,740,000, in payment of advances ($671,479) from NewTech Group International Inc., a major shareholder of the Company, for acquisition of machinery and equipment ($868,581) and industrial drawings ($1,200,000). Industrial drawings consist of numerical validation analysis, product layouts, production specifications, and part components. (See note 10 for details)

NOTE 4 - CONTINGENCIES

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

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $(1,467,745) for the three month period ended May 31, 2004 and $(859,453) for the year ended February 29, 2004. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Accordingly, on October 4, 2002, the Company entered into an equity line of credit agreement with Cornell Capital Partners, L.P. This agreement was terminated on February 11, 2003. On April 1, 2003, NewTech Brake entered into a new Equity Line of Credit with Cornell Capital Partners, L.P. On December 17, 2003, NewTech Brake terminated the April 1, 2003 Equity Line of Credit Agreement and on January 6, 2004, NewTech Brake entered into a new Equity Line of Credit with Cornell Capital. Cornell Capital, subject to certain terms and conditions, will purchase up to $10.0 million of NewTech Brakes' common stock. The term of the agreement is twenty-four (24) months and NewTech Brake may, at its sole discretion, terminate the Equity Line of Credit Agreement upon ten (10) days prior written notice to Cornell Capital without further obligation to Cornell Capital. Cornell Capital will purchase the shares of common stock for a 3% discount to the lowest closing bid price of our common stock for the five (5) days immediately following the notice date. As a condition of the common stock purchase agreement, NewTech Brake filed a Registration Statement on January 13, 2004, and the SEC must declare it effective before Cornell Capital is obligated to purchase any common stock of NewTech Brake. There can be no assurance of how much cash NewTech Brake will receive, if any, under the Equity Line of Credit agreement with Cornell Capital.

NOTE 6 - RELATED PARTIES

During the three month period ended May 31, 2004, the Company repaid $1,024,975 to its major shareholder. Of the total repaid, $671,419 was settled through the issuance of the preferred shares mentioned below and $353,556 paid in cash. As of May 31, 2004, the Company has a short term receivable from the major shareholder of $96,200.

In May 2004, the Company issued 2,740,000 preferred shares in payment of advances from NewTech Group International Inc., acquisition of machinery and equipment and industrial drawings for a total consideration of $2,740,000. (See notes 8 and 10)

NOTE 7 - NEWTECH BRAKE CORP. LIABILITIES

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

NOTE 8 - SHAREHOLDER'S EQUITY

In May 2004, the Company issued 2,740,000 preferred shares to NewTech Group International Inc. in payment of advances, the acquisition of machinery and equipment ($868,581) and industrial drawings ($1,200,000) for a total consideration of $2,740,000. The machinery and equipment was recorded at the parent company net book value in accordance with GAAP. This equipment, located in the Chinese assembly plant in Suzhou and in the Canadian research and development center in Blainville, Quebec, were acquired by NewTech Group International Inc. for cash from a third party. These assets consist essentially of quality control equipment and a dynamometer to test the reliability and performance of the brake. In addition, these assets include moulds that will be used for the fabrication of the components of the brake. Since the Company is not in production, these assets are not being used and therefore, they are not being depreciated. In order to insure the matching of the revenues to the expenses, the depreciation of these assets will be accounted for at the beginning of the production. (See note 10 for details)

During the three month period ended May 31, 2004, the Company received an additional amount of $765,111 of the subscription receivable reducing the balance to $1,998,403 in relation to the 3,000,000 shares of common stock that had been issued by the Company in June 2003.

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

The fair value of each option is estimated present value on the date of grant using the Black Scholes option-pricing model with the assumption:


Risk-free interest rate             4.75%
Expected life (years)               3 - 5
Expected volatility                 1.537
Expected dividends                  None

A summary of options for the three month periods ended May 31, 2004 and 2003 is shown below:

                                          May 31,                           May 31,
                                           2004                              2003
                                 -------------------------------------------------------------
                                                 Weighted                         Weighted
                                 Number of        average          Number of       average
                                  shares       exercise price       shares      exercise price
Outstanding at beginning
 of period                        825,000      $      0.52          625,000      $      0.50
Granted                           166,750             1.10          200,000             0.60
Exercised                              --               --               --               --
Forfeited                              --               --               --               --
----------------------------------------------------------------------------------------------
 Outstanding at end of
   period                         991,750      $      0.62          825,000      $      0.52
==============================================================================================
 Exercisable at end of
   period                         991,750                           825,000
==============================================================================================

NOTE 10 - CORRECTION OF ERRORS AND RECLASSIFICATIONS

Industrial drawings consist of numerical validation analysis, product layouts, production specifications, and part components. The Company has determined that the industrial drawings are a research and development expense and therefore should have been expensed when they were acquired. The effect of this correction is shown below:

                                                              Three Months Ended
                                                          ---------------------------
                                                           Previously      Restated
                                                          ------------   ------------
Balance sheet
    Industrial drawings                                   $ 1,200,000    $        --
    Accumulated deficit                                    (6,441,560)    (7,641,560)

Statement of operations
    Operating expenses                                        259,640      1,459,640
    Net loss                                                 (267,745)    (1,467,745)
    Basic and diluted loss per common share                     (0.00)         (0.02)

Statement of cash flows
    Stock issued in payment of industrial drawings costs           --      1,200,000

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

Results Of Operations

         Three Month Periods Ended May 31, 2004 and 2003

Higher operating and development expenses in the three month period ended May 31, 2004 resulted in a loss of $1,467,745 compared to a loss of $172,771 for the same period ended May 31, 2003, an increase of $1,294,974 or 749.5%. This increase was primarily attributable to the reorganization of the operations, the start-up costs of new business and industrial drawings acquired from NewTech Group International Inc. which represent research and development expense as explained in Note 10.

         Revenues

During the three month periods ended May 31, 2004 and 2003, the Company generated no revenue from sales of products and services.

         Operating Expenses

During the three month period ended May 31, 2004 the Company incurred $1,459,640 in operating expenses as compared to $166,974 in the same period in 2003, an increase of $1,292,666 or 774.2%. This increase was primarily attributable to the reorganization of the operations, the start-up costs of new business and industrial drawings acquired from NewTech Group International Inc. which represent research and development expense as explained in Note 10.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $(1,467,745) for the three month period ended May 31, 2004 and $(859,453) for the year ended February 29, 2004. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Accordingly, on October 4, 2002, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. This agreement was terminated on February 11, 2003. On January 6, 2004, NewTech Brake entered into a new Equity Line of Credit with Cornell Capital Partners, L.P. Cornell Capital, subject to certain terms and conditions, will purchase up to a maximum amount of US $10.0 million of the NewTech Brakes' common stock. The term of the agreement is twenty-four (24) months and NewTech Brake may, at its sole discretion, terminate the Equity Line of Credit Agreement upon ten (10) days prior written notice to Cornell Capital without further obligation to Cornell Capital. Cornell Capital will purchase the shares of common stock for a 3% discount to the lowest closing bid price of our common stock for the five (5) days immediately following the notice date. As a condition of the Equity Line of Credit, NewTech Brake has filed a Registration Statement on Form SB-2 on January 13, 2004, and the SEC must declare it effective before Cornell Capital is obligated to purchase any common stock of NewTech Brake.

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

ITEM 2. CHANGES IN SECURITIES

In May 2004, the Company issued 2,740,000 preferred stock to NewTech Group International Inc. in payment of advances, the acquisition of machinery and equipment ($868,581) and industrial drawings ($1,200,000) for a total consideration of $2,740,000. (See note 10)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


Exhibit
No.          Description                                           Location
-------      --------------------------------------------------    ----------------------------------------
3.1          Internet VIP, Inc.'s Certificate of                   Incorporated by reference to Exhibit 2.1
                                                                   in the Registration Statement on Form
                                                                   10-SB 12G/A filed with the SEC on August
                                                                   5, 1999

3.2          Internet VIP, Inc.'s By-laws                          Incorporated by reference to Exhibit 2.2
                                                                   in the Registration Statement on Form
                                                                   10-SB 12G/A filed with the SEC on August
                                                                   5, 1999

3.3          NewTech Brake Corp. Certificate of Amendment to       Incorporated by reference to Exhibit 3.3
             Certificate of Incorporation                          in the Registration Statement on Form
                                                                   10-QSB filed with the SEC on January 15,
                                                                   2003

10.1         Lease Agreement, dated January 28, 1999, by and       Incorporated by reference to Exhibit 6.1
             between V.I. Internet Telecommunications Inc. and     in the Registration Statement on Form
             V.I. Interservices Inc.                               10-SB 12G/A filed with the SEC on August
                                                                   5, 1999

10.2         Memorandum of Understanding, dated November 25,       Incorporated by reference to Exhibit 6.2
             1998, by and between V.I. Internet                    in the Registration Statement on Form
             Telecommunications Inc. and The State Directory       10-SB 12G/A filed with the SEC on August
             "Specialized Technic and Communications" of The       5, 1999
             Ministry of Interior of Russian Federation

10.3         Memorandum of Understanding, dated November 25,       Incorporated by reference to Exhibit 6.3
             1998, by and between V.I. Internet                    in the Registration Statement on Form
             Telecommunications Inc. and Telecom XXI               10-SB 12G/A filed with the SEC on August
             Development, LTD                                      5, 1999

10.4         Facilities Management Agreement, dated February 1,    Incorporated by reference to Exhibit 6.4
             1999, by and between VIP Internet, Inc. and           in the Registration Statement on
             3407276 Canada Inc. d/b/a Bridgepoint Enterprises     Amendment No. 2 to Form 10-SB 12G/A filed
                                                                   with the SEC on April 7, 2000

10.5         Agreement, dated June 9, 1999, by and between VI      Incorporated by reference to Exhibit 6.5
             Internet Telecommunications Inc. and Metrocom         in the Registration Statement on
                                                                   Amendment No. 2 to Form 10-SB 12G/A filed
                                                                   with the SEC on April 7, 2000

Exhibit
No.          Description                                           Location
-------      --------------------------------------------------    ----------------------------------------
10.6         Letter Amendment, dated February 10, 2000, to         Incorporated by reference to Exhibit
             Internet VIP, Inc. from Dr. V. Khimitchev, Chief      6.3.1 in the Registration Statement on
             of Scientific and Research Institute, "Special        Amendment No. 3 to Form 10-SB 12G/A filed
             Technique and Communications" of the Ministry of      with the SEC on May 26, 2000
             Interior of Russian Federation

10.7         Employment Agreement, dated April 2000, by and        Incorporated by reference to Exhibit 10
             between Internet VIP, Inc. and Christian P. Richer    in the Quarterly Report on Form 10-QSB
                                                                   filed with the SEC on September 27, 2000

10.8         Agreement and Plan of Merger, dated May 30, 2001,     Incorporated by reference to Exhibit 99
             by and among Internet VIP Inc., Yapalot               in the Current Report on Form 8-K filed
             Acquisition Corp., Yapalot Communications Inc.,       with the SEC on July 5, 2001
             and Yapalot Communications Holdings Inc.

10.9         Consulting Agreement, dated July 5, 2001, by and      Incorporated by reference to Exhibit 4.1
             between Internet VIP, Inc. and Mayer Amsel            in the Registration Statement on Form S-8
                                                                   filed with the SEC on July 11, 2001

10.10        Consulting Agreement, dated June 15, 2001, by and     Incorporated by reference to Exhibit 4.1
             among Internet VIP, Inc., Michael Tuszynski and       in the Registration Statement on Form S-8
             John Delisa                                           filed with the SEC on July 30, 2001

10.11        Consulting Agreement, dated March 19, 2002, by and    Incorporated by reference to Exhibit 10.1
             among Internet VIP, Inc., Thom Skinner and Norbert    in the Registration Statement on Form S-8
             Tauchner                                              filed with the SEC on May 29, 2002

10.12        Asset Transfer and Change in Control Agreement,       Incorporated by reference to Exhibit
             dated April 11, 2002, by and between Internet VIP,    10.12 in the Quarterly Report on Form
             Inc. and NewTech Group International, Inc.            10-QSB filed with SEC on October 21, 2002

10.13        Equity Line of Credit Agreement, dated October 4,     Incorporated by reference to Exhibit
             2002, by and between NewTech Brake Corp. and          10.13 in the Quarterly Report on Form
             Cornell Capital Partners, LP                          10-QSB filed with SEC on October 21, 2002

10.14        Registration Rights Agreement, dated October 4,       Incorporated by reference to Exhibit
             2002, by and between NewTech Brake Corp. and          10.14 in the Quarterly Report on Form
             Cornell Capital Partners, LP                          10-QSB filed with SEC on October 21, 2002

10.15        Escrow Agreement, dated October 4, 2002, by and       Incorporated by reference to Exhibit
             among NewTech Brake Corp., Cornell Capital            10.15 in the Quarterly Report on Form
             Partners, LP, Wachovia Bank, NA and Butler            10-QSB filed with SEC on October 21, 2002
             Gonzalez LLP

10.16        Placement Agent Agreement, dated October 4, 2002,     Incorporated by reference to Exhibit
             by and between NewTech Brake Corp. and Westrock       10.16 in the Quarterly Report on Form
             Advisors, Inc.                                        10-QSB filed with SEC on October 21, 2002

10.17        Equity Line of Credit Agreement, dated April 1,       Incorporated by reference to Exhibit
             2003, by and between NewTech Brake Corp. and          10.17 in the Quarterly Report on Form
             Cornell Capital Partners, LP                          10-QSB filed with SEC on October 6, 2003

10.18        Equity Line of Credit Agreement, dated January 6,     Incorporated by reference to Exhibit
             2004, by and between NewTech Brake Corp. and          10.18 in the Registration Statement on
             Cornell Capital Partners, LP                          Form SB-2 filed with SEC on January 13,
                                                                   2004

Exhibit
No.          Description                                           Location
-------      --------------------------------------------------    ----------------------------------------
10.19        Registration Rights Agreement, dated January 6,       Incorporated by reference to Exhibit
             2004, by and between NewTech Brake Corp. and          10.19 in the Registration Statement on
             Cornell Capital Partners, LP                          Form SB-2 filed with SEC on January 13,
                                                                   2004

10.20        Escrow Agreement, dated January 6, 2004, by and       Incorporated by reference to Exhibit
             among NewTech Brake Corp., Cornell Capital            10.20 in the Registration Statement on
             Partners, LP, Wachovia Bank, NA and Butler            Form SB-2 filed with SEC on January 13,
             Gonzalez LLP                                          2004

10.21        Placement Agent Agreement, dated January 6, 2004,     Incorporated by reference to Exhibit
             by and between NewTech Brake Corp. and Westrock       10.21 in the Registration Statement on
             Advisors, Inc.                                        Form SB-2 filed with SEC on January 13,
                                                                   2004

16.1         Letter, dated October 16, 2000, from Arthur           Incorporated by reference to Exhibit
             Andersen LLP to the SEC                               16.1 in the Current Report on Form 8K
                                                                   filed with SEC on October 23, 2000

99.1         Code of business conduct and ethics for NewTech       Incorporated by reference to Exhibit
             Brake Corp.                                           99.1 in the Yearly Report on Form 10-KSB
                                                                   filed with the SEC on June 14, 2004

31.1         Certification Pursuant to Section 302                 Provided herewith

32.1         Certification Pursuant to 18 U.S.C. Section 1350      Provided herewith

         SIGNATURES

                  In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       NewTech Brake Corp.


Date:  May 20, 2005                    By:  /s/ Yvon Rancourt
                                       -----------------------------
                                            Yvon Rancourt
                                            Chief Executive Officer


Date:  May 20, 2005                    By:  /s/ Yvon Rancourt
                                       -----------------------------
                                            Yvon Rancourt
                                            Acting Chief Financial
                                            Officer