Form 10QSB/A
period 2004-08-31
NEWTECH BRAKE CORP
filed 2005-05-26
CIK 1080008

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

                                                                                Page
PART I.       FINANCIAL INFORMATION

    Item 1.   Condensed Consolidated Financial Statements (Unaudited)

              Balance Sheet (unaudited) as of August 31, 2004                     1

              Statement of Operations (unaudited) for the period from July
                1, 2002  (inception)  to August 31, 2004 and for the six
                and three month periods ended August 31, 2004 and 2003            2

              Statement of Stockholders' Equity (unaudited)                       3

              Statement of Cash Flows (unaudited) for the period from July
                1, 2002  (inception)  to August 31, 2004 and for the six
                month periods ended August 31, 2004 and 2003                      4

              Notes to the Condensed Consolidated Financial Statements            5

    Item 2.   Plan of Operations/Management's Discussion and Analysis            13

    Item 3.   Controls and Procedures                                            15

PART II.      OTHER INFORMATION

    Item 1.   Legal Proceedings                                                  16

    Item 2.   Changes in Securities                                              17

    Item 3.   Defaults Upon Senior Securities                                    17

    Item 4.   Submission of Matters to a Vote of Security Holders                17

    Item 5.   Other Information                                                  17

    Item 6.   Exhibits and Reports on Form 8-K                                   17

ITEM 1. FINANCIAL STATEMENTS

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
AUGUST 31, 2004
(UNAUDITED)

                                                                               (Restated)
                                  Assets
Current assets
   Cash and cash equivalents                                                 $     90,686
   Other receivables                                                                4,842
   Deposits                                                                       138,230
   Short term advances (related party)                                            217,399
------------------------------------------------------------------------------------------
    Total current assets                                                          451,157

Fixed assets, net                                                               1,091,600
------------------------------------------------------------------------------------------

    Total assets                                                             $  1,542,757
==========================================================================================

                   Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable and accrued liabilities                                   $    455,555
  Short term borrowings                                                            20,000
  Current portion of long term debt                                               125,919
------------------------------------------------------------------------------------------

    Total current liabilities                                                     601,474

------------------------------------------------------------------------------------------

    Total liabilities                                                             601,474
------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' Equity
  Preferred stock; $.0001 par value; 10,000,000 shares authorized;
    issued and outstanding - 2,740,000                                                274
  Common Stock, $.0001 par value; 200,000,000 shares authorized;
    issued and outstanding - 66,959,872                                             6,693
  Paid in Capital                                                              11,098,719
  Other comprehensive income (loss)                                              (108,864)
  Subscriptions receivable                                                     (1,564,090)
  Deferred offering costs                                                        (594,524)
  Accumulated deficit prior to July 1, 2002                                    (5,124,642)
  Accumulated deficit from inception of development stage on July 1, 2002      (2,772,283)
------------------------------------------------------------------------------------------

    Total Shareholder's Equity                                                    941,283
------------------------------------------------------------------------------------------
    Total liabilities and shareholder's equity                               $  1,542,757
==========================================================================================

     See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED  CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 1, 2002 (INCEPTION) TO AUGUST 31, 2004,
FOR THE SIX AND THREE MONTH PERIODS ENDED AUGUST 31, 2004 AND 2003
(UNAUDITED)

                                                Cumulative
                                                  amounts
                                               from July 1,
                                                   2002
                                               (Inception) to       Six month periods ended          Three month periods ended
                                                    2004             2004             2003             2004             2003
                                                 (restated)       (restated)      (restated)                         (restated)
                                                ------------     ------------     ------------     ------------     ------------
Revenues                                        $         --     $         --     $         --     $         --     $         --

Cost of Sales                                             --               --               --               --               --
--------------------------------------------------------------------------------------------------------------------------------

Gross Profit (loss)                                       --               --               --               --               --
--------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Industrial drawings costs                        1,200,000        1,200,000               --               --               --
  Marketing                                          102,756            6,448           33,135            3,823            7,566
  Salaries and payroll related                       574,611          276,265           69,780          144,109           33,120
  Professional Fees                                  529,984          101,679           97,580           35,724           65,729
  Consulting services                                109,159               --           41,792               --               --
  Travel                                             100,339           18,846           21,829           12,816           17,318
  Selling, general and administrative
    expenses                                         325,410          102,576           43,848           49,702           17,257
--------------------------------------------------------------------------------------------------------------------------------

    Total operating expenses                       2,942,259        1,705,814          307,964          246,174          140,990
--------------------------------------------------------------------------------------------------------------------------------
Loss before other income (expense)                (2,942,259)      (1,705,814)        (307,964)        (246,174)        (140,990)
--------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Gain on write-off of liabilities                   257,839               --               --               --               --
  Interest expense
                                                     (78,426)         (17,296)         (12,015)          (9,191)          (5,622)
  Foreign exchange gain (loss)                        (9,437)              --           (8,092)              --           (8,688)
--------------------------------------------------------------------------------------------------------------------------------
   Total other income (expense)                      169,976          (17,296)         (20,107)          (9,191)         (14,310)
--------------------------------------------------------------------------------------------------------------------------------

Net Loss                                        $ (2,772,283)    $ (1,723,110)    $   (328,071)    $   (255,365)    $   (155,300)
=================================================================================================================================

Basic weighted average common shares
  outstanding                                                      66,959,872       65,228,024       66,959,872       66,568,568
=================================================================================================================================

Basic and diluted Loss per common                                $      (0.03)    $      (0.01)    $      (0.00)    $      (0.00)
  share
=================================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(restated)

                                                             Common Stock                 Preferred Stock
                                                             ------------                 ---------------               Paid-in
                                                        Shares         Amount          Shares          Amount           Capital
                                                      -----------------------------------------------------------------------------
Balance, February 29, 2004                             66,959,872    $       6,693            --    $         --    $   8,345,193

Issuance of preferred stock for conversion of debt
  and acquisition of assets                                                            2,740,000             274        2,739,726

Receipt of subscriptions receivable

Gain on write-off of liabilities                                                                                           13,800

Foreign currency translation adjustment

Net loss - six month period ended August 31, 2004     -----------    -------------    ----------    ------------    -------------

Balance, August 31, 2004 (unaudited)                   66,959,872    $       6,693     2,740,000    $        274    $  11,098,719
                                                      ===========    =============    ==========    ============    =============

                                                                                                       Accumulated
                                                                                                          other           Total
                                                       Subscriptions      Deferred       Accumulated   Comprehensive   Stockholders'
                                                         Receivable    Offering Costs      Deficit     Income/(loss)      Equity
                                                     -------------------------------------------------------------------------------
Balance, February 29, 2004                           $ (2,763,514)   $   (594,524)    $  (6,173,815)  $   (77,513)   $  (1,257,480)

Issuance of preferred stock for conversion of debt
  and acquisition of assets                                                                                              2,740,000

Receipt of subscriptions receivable                     1,199,424                                                        1,199,424

Gain on write-off of liabilities                                                                                            13,800

Foreign currency translation adjustment                                                                   (31,351)         (31,351)

Net loss - six month period ended August 31, 2004                                        (1,723,110)                    (1,723,110)
                                                     ------------    ------------     -------------   -----------    -------------
Balance, August 31, 2004 (unaudited)                 $ (1,564,090)   $   (594,524)    $  (7,896,925)  $  (108,864)   $     941,283
                                                     ============    ============     =============   ===========    =============


     See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED  CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 1, 2002 (INCEPTION) TO AUGUST 31, 2004,
FOR THE SIX MONTH PERIODS ENDED AUGUST 31, 2004 AND 2003
(UNAUDITED)

                                                                      Cumulative amounts from       Six month periods
                                                                           July 1, 2002               ended August 31,
                                                                          (Inception) to           2004              2003
                                                                          August 31, 2004      ------------      ------------
                                                                      -----------------------   (restated)        (restated)
                                                                            (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                $(2,772,283)        $(1,723,110)      $  (328,071)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Stock based compensation                                                  175,000                  --                --
     Stock issued for interest payments                                         12,145                  --                --
     Stock issued in payment of industrial drawings costs                    1,200,000           1,200,000                --
     Depreciation                                                               63,748               1,186                --
     Gain on write-off of liabilities                                         (257,839)                 --                --
   Changes in Operating assets and liabilities:
     Receivables and other assets                                             (135,053)           (105,344)           (6,406)
     Accounts payable and other liabilities                                    370,437              49,034              (690)
-----------------------------------------------------------------------------------------------------------------------------

       Net cash used in operating activities                                (1,343,845)           (578,234)         (335,167)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and equipment                                         (221,807)            (24,587)         (181,160)
-----------------------------------------------------------------------------------------------------------------------------

       Net cash used in investing activities                                  (221,807)            (24,587)         (181,160)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long term debt                                                 (98,901)            (98,901)               --
   Proceeds from:
     Stockholder's capital contribution, net                                 1,435,910           1,199,424            94,400
     Short term borrowings (repayment) (related party)                         362,105            (474,755)          463,801
-----------------------------------------------------------------------------------------------------------------------------

       Net cash provided by financing activities                             1,699,114             625,768           558,201
-----------------------------------------------------------------------------------------------------------------------------

   Effect of exchange rate changes on cash                                     (42,776)            (31,351)               --
   Net increase (decrease) in cash                                              90,686              (8,404)           41,874
   Cash, beginning of period                                                        --              99,090            16,960
-----------------------------------------------------------------------------------------------------------------------------
   Cash, end of period                                                     $    90,686         $    90,686       $    58,834
=============================================================================================================================

  Interest paid                                                            $    30,819         $    12,084       $        --
  Income taxes paid                                                        $        --         $        --       $        --

   Supplemental Schedule of noncash investing and financing activities:
    Common stock issued for repayment of accounts payable                  $    55,721         $        --       $        --
    Common shares issued for repayment of short term borrowings            $    67,172         $        --       $        --
    Common shares issued in payment of deferred offering costs             $   594,524         $        --       $        --
    Common stock issued for repayment of short term borrowings
      (related party)                                                      $   108,000         $        --       $   108,000
    Preferred stock issued for repayment of short term borrowings
      (related party)                                                      $   671,419         $   671,419       $        --
    Preferred stock issued for acquisition of machinery and equipment      $   868,581         $   868,581       $        --

       See accompanying notes to condeconsolidated financial statements.

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


                                        August 31,        August 31,
                                           2004             2003
                Net loss
                   As reported         $ (1,723,110)    $   (328,071)
                                       ============     ============
                   Pro forma           $ (1,861,860)    $   (328,071)
                                       ============     ============

                Loss per share
                   As reported         $      (0.03)    $      (0.00)
                                       ============     ============
                   Pro forma           $      (0.03)    $      (0.00)
                                       ============     ============


NOTE 3 - SHORT TERM BORROWINGS

During the six month period ended August 31, 2004, the Company issued 2,740,000 shares of preferred stock for a total consideration of $2,740,000, in payment of advances ($671,479) from NewTech Group International Inc., a major shareholder of the Company, for acquisition of machinery and equipment ($868,581) and industrial drawings ($1,200,000). Industrial drawings consist of numerical validation analysis, product layouts, production specifications, and part components. (See note 10 for details)

NOTE 4 - CONTINGENCIES

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

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $(1,723,110) for the six month period ended August 31, 2004 and $(859,453) for the year ended February 29, 2004. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Accordingly, on October 4, 2002, the Company entered into an equity line of credit agreement with Cornell Capital Partners, L.P. This agreement was terminated on February 11, 2003. On April 1, 2003, NewTech Brake Corp. entered into a new Equity Line of Credit with Cornell Capital Partners, L.P. On December 17, 2003, NewTech Brake Corp. terminated the April 1, 2003 Equity Line of Credit Agreement and on January 6, 2004, NewTech Brake Corp. entered into a new Equity Line of Credit with Cornell Capital. Cornell Capital, subject to certain terms and conditions, will purchase up to $10.0 million of NewTech Brake Corp. common stock. The term of the agreement is twenty-four (24) months and NewTech Brake Corp. may, at its sole discretion, terminate the Equity Line of Credit Agreement upon ten (10) days prior written notice to Cornell Capital without further obligation to Cornell Capital. Cornell Capital will purchase the shares of common stock for a 3% discount to the lowest closing bid price of our common stock for the five (5) days immediately following the notice date. As a condition of the common stock purchase agreement, NewTech Brake Corp. filed a Registration Statement on January 13, 2004, and the SEC must declare it effective before Cornell Capital is obligated to purchase any common stock of NewTech Brake Corp. There can be no assurance of how much cash NewTech Brake Corp. will receive, if any, under the Equity Line of Credit agreement with Cornell Capital.

NOTE 6 - RELATED PARTIES

During the six month period ended August 31, 2004, the Company repaid $1,146,174 to its major shareholder. Of the total repaid, $671,419 was settled through the issuance of the preferred shares mentioned below and $474,755 paid in cash. As of August 31, 2004, the Company has a short term receivable from the major shareholder of $217,399.

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

The fair value of each option is estimated present value on the date of grant using the Black Scholes option-pricing model with the assumption:

Risk-free interest rate             4.75%
Expected life (years)               3 - 5
Expected volatility                 1.315
Expected dividends                  None

A summary of options for the six month periods ended August 31, 2004 and 2003 is shown below:

                                           August 31,                     August 31,
                                             2004                           2003
                                 -----------------------------------------------------------
                                                 Weighted                      Weighted
                                    Number of     average         Number of     average
                                     shares    exercise price      shares     exercise price
Outstanding at beginning
   of period                         825,000    $      0.52        625,000    $      0.50
Granted                              354,250           0.97        200,000           0.60
Exercised                                 --             --             --             --
Forfeited                                 --             --             --             --
--------------------------------------------------------------------------------------------
 Outstanding at end of
   period                          1,179,250    $      0.66        825,000    $      0.52
============================================================================================
 Exercisable at end of
   period                          1,179,250                       825,000
============================================================================================

NOTE 10 - CORRECTION OF ERRORS AND RECLASSIFICATIONS

Industrial drawings consist of numerical validation analysis, product layouts, production specifications, and part components. The Company has determined that the industrial drawings are a research and development expense and therefore should have been expensed when they were acquired. The effect of this correction is shown below:

                                                                Six Months Ended
                                                          ---------------------------
                                                          Previously         Restated
                                                          ----------         --------
 Balance sheet
    Industrial drawings                                   $ 1,200,000     $        --
    Accumulated deficit                                    (6,696,925)     (7,896,925)

Statement of operations
    Operating expenses                                        505,814       1,705,814
    Net loss                                                 (523,110)     (1,723,110)
    Basic and diluted loss per common share                     (0.01)          (0.03)

Statement of cash flows
    Stock issued in payment of industrial drawings costs           --       1,200,000


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

Results Of Operations

         Six Month Periods Ended August 31, 2004 and 2003

Higher operating and development expenses in the six month period ended August 31, 2004 resulted in a loss of $1,723,110 compared to a loss of $328,071 for the same period ended August 31, 2003, an increase of $1,395,039 or 425.2%. This increase was primarily attributable to the reorganization of the operations, the start-up costs of new business and industrial drawings acquired from NewTech Group International Inc. which represent research and development expense as explained in Note 10.

         Revenues

During the six month periods ended August 31, 2004 and 2003, the Company generated no revenue from sales of products and services.

         Operating Expenses

During the six month period ended August 31, 2004 the Company incurred $1,705,814 in operating expenses as compared to $307,964 in the same period in 2003, an increase of $1,397,850 or 453.9%. This increase was primarily attributable to the reorganization of the operations, the start-up costs of new business and industrial drawings acquired from NewTech Group International Inc. which represent research and development expense as explained in Note 10.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $(1,723,110) for the six month period ended August 31, 2004 and $(859,453) for the year ended February 29, 2004. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Accordingly, on October 4, 2002, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. This agreement was terminated on February 11, 2003. On January 6, 2004, NewTech Brake Corp. entered into a new Equity Line of Credit with Cornell Capital Partners, L.P. Cornell Capital, subject to certain terms and conditions, will purchase up to a maximum amount of $10.0 million of the NewTech Brakes Corp. common stock. The term of the agreement is twenty-four (24) months and NewTech Brake Corp. may, at its sole discretion, terminate the Equity Line of Credit Agreement upon ten (10) days prior written notice to Cornell Capital without further obligation to Cornell Capital. Cornell Capital will purchase the shares of common stock for a 3% discount to the lowest closing bid price of our common stock for the five (5) days immediately following the notice date. As a condition of the Equity Line of Credit, NewTech Brake Corp. has filed a Registration Statement on Form SB-2 on January 13, 2004, and the SEC must declare it effective before Cornell Capital is obligated to purchase any common stock of NewTech Brake Corp.

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

ITEM 2. CHANGES IN SECURITIES

During the six month period ended August 31, 2004, the Company issued 2,740,000 preferred stock to NewTech Group International Inc. in payment of advances, the acquisition of machinery and equipment ($868,581) and industrial drawings ($1,200,000) for a total consideration of $2,740,000. (See note 10)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit   Description                                           Location
No.
-------   -------------------------------------------------     ------------------------------------
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

3.3       NewTech Brake Corp. Certificate of                    Incorporated by reference to Exhibit
          Amendment to Certificate of Incorporation             3.3 in the Registration Statement on
                                                                Form 10-QSB filed with the SEC on
                                                                January 15, 2003

10.1      Lease Agreement, dated January 28, 1999, by           Incorporated by reference to Exhibit
          and between V.I. Internet Telecommunications          6.1 in the Registration Statement on
          Inc. and V.I. Interservices Inc.                      Form 10-SB 12G/A filed with the SEC
                                                                on August 5, 1999

10.2      Memorandum of Understanding, dated November           Incorporated by reference to Exhibit
          25, 1998, by and between V.I. Internet                6.2 in the Registration Statement on
          Telecommunications Inc. and The State                 Form 10-SB 12G/A filed with the SEC
          Directory "Specialized Technic and                    on August 5, 1999
          Communications" of The Ministry of Interior of
          Russian Federation

Exhibit   Description                                           Location
No.
-------   -------------------------------------------------     ------------------------------------
10.3      Memorandum of Understanding, dated November           Incorporated by reference to Exhibit
          25, 1998, by and between V.I. Internet                6.3 in the Registration Statement on
          Telecommunications Inc. and Telecom XXI               Form 10-SB 12G/A filed with the SEC
          Development, LTD                                      on August 5, 1999

10.4      Facilities Management Agreement, dated                Incorporated by reference to Exhibit
          February 1, 1999, by and between VIP Internet,        6.4 in the Registration Statement on
          Inc. and 3407276 Canada Inc. d/b/a Bridgepoint        Amendment No. 2 to Form 10-SB 12G/A
          Enterprises                                           filed with the SEC on April 7, 2000

10.5      Agreement, dated June 9, 1999, by and between         Incorporated by reference to Exhibit
          VI Internet Telecommunications Inc. and               6.5 in the Registration Statement on
          Metrocom                                              Amendment No. 2 to Form 10-SB 12G/A
                                                                filed with the SEC on April 7, 2000

10.6      Letter Amendment, dated February 10, 2000, to         Incorporated by reference to Exhibit
          Internet VIP, Inc. from Dr. V. Khimitchev,            6.3.1 in the Registration Statement
          Chief of Scientific and Research Institute,           on Amendment No. 3 to Form 10-SB
          "Special Technique and Communications" of the         12G/A filed with the SEC on May 26,
          Ministry of Interior of Russian Federation            2000

10.7      Employment Agreement, dated April 2000, by            Incorporated by reference to Exhibit
          and between Internet VIP, Inc. and                    10 in the Quarterly Report on Form
          Christian P. Richer                                   10-QSB filed with the SEC on
                                                                September 27, 2000

10.8      Agreement and Plan of Merger, dated May 30,           Incorporated by reference to Exhibit
          2001, by and among Internet VIP Inc., Yapalot         99 in the Current Report on Form 8-K
          Acquisition Corp., Yapalot Communications             filed with the SEC on July 5, 2001
          Inc., and Yapalot Communications Holdings Inc.

10.9      Consulting Agreement, dated July 5, 2001,             Incorporated by reference to Exhibit
          by and between Internet VIP, Inc. and                 4.1 in the Registration Statement on
          Mayer Amsel                                           Form S-8 filed with the SEC on July
                                                                11, 2001

10.10     Consulting Agreement, dated June 15, 2001, by         Incorporated by reference to Exhibit
          and among Internet VIP, Inc., Michael                 4.1 in the Registration Statement on
          Tuszynski and John Delisa                             Form S-8 filed with the SEC on July
                                                                30, 2001

10.11     Consulting Agreement, dated March 19, 2002, by        Incorporated by reference to Exhibit
          and among Internet VIP, Inc., Thom Skinner and        10.1 in the Registration Statement
          Norbert Tauchner                                      on Form S-8 filed with the SEC on
                                                                May 29, 2002

10.12     Asset Transfer and Change in Control                  Incorporated by reference to Exhibit
          Agreement, dated April 11, 2002, by and               10.12 in the Quarterly Report on
          between Internet VIP, Inc. and NewTech Group          Form 10-QSB filed with SEC on
          International, Inc.                                   October 21, 2002

10.13     Equity Line of Credit Agreement, dated October        Incorporated by reference to Exhibit
          4, 2002, by and between NewTech Brake Corp.           10.13 in the Quarterly Report on
          and Cornell Capital Partners, LP                      Form 10-QSB filed with SEC on
                                                                October 21, 2002

10.14     Registration Rights Agreement, dated October          Incorporated by reference to Exhibit
          4, 2002, by and between NewTech Brake Corp.           10.14 in the Quarterly Report on
          and Cornell Capital Partners, LP                      Form 10-QSB filed with SEC on
                                                                October 21, 2002

Exhibit   Description                                           Location
No.
-------   -------------------------------------------------     ------------------------------------
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

10.17     Equity Line of Credit Agreement, dated April          Incorporated by reference to Exhibit
          1, 2003, by and between NewTech Brake Corp.           10.17 in the Quarterly Report on
          and Cornell Capital Partners, LP                      Form 10-QSB filed with SEC on
                                                                October 6, 2003

10.18     Equity Line of Credit Agreement, dated                Incorporated by reference to Exhibit
          January 6, 2004, by and between NewTech               10.18 in the Registration Statement
          Brake Corp. and Cornell Capital Partners,             on Form SB-2 filed with SEC on
          LP                                                    January 13, 2004

10.19     Registration Rights Agreement, dated January          Incorporated by reference to Exhibit
          6, 2004, by and between NewTech Brake Corp.           10.19 in the Registration Statement
          and Cornell Capital Partners, LP                      on Form SB-2 filed with SEC on
                                                                January 13, 2004

10.20     Escrow Agreement, dated January 6, 2004, by           Incorporated by reference to Exhibit
          and among NewTech Brake Corp., Cornell Capital        10.20 in the Registration Statement
          Partners, LP, Wachovia Bank, NA and Butler            on Form SB-2 filed with SEC on
          Gonzalez LLP                                          January 13, 2004

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

99.1      Code of business conduct and ethics for               Incorporated by reference to Exhibit
          NewTech Brake Corp.                                   99.1 in the Yearly Report on Form
                                                                10-KSB filed with the SEC on June
                                                                14, 2004

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