Form 10QSB/A
period 2004-11-30
NEWTECH BRAKE CORP
filed 2005-05-26
CIK 1080008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES |_| NO |_|

As of January 14, 2005, the Registrant had 66,971,872 shares of its common stock outstanding and 2,740,000 shares of its preferred stock outstanding.


Transitional Small Business Disclosure Format:  YES |_|  NO |_|

                              Index to Form 10-QSB
                     For the Quarter ended November 30, 2004

                                                                                       Page
-------------------------------------------------------------------------------------------
PART I.          FINANCIAL INFORMATION
-------------------------------------------------------------------------------------------

    Item 1.      Condensed Consolidated Financial Statements (Unaudited)

                 Balance Sheet (unaudited) as of November 30, 2004                     1

                 Statement of Operations (unaudited) for the period from July
                   1, 2002 (inception) to November 30, 2004 and for the
                   nine and three month periods ended November 30, 2004 and
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

-------------------------------------------------------------------------------------------
PART II.         OTHER INFORMATION
-------------------------------------------------------------------------------------------

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

ITEM 1. FINANCIAL STATEMENTS

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2004
(UNAUDITED)

                                                                                  (Restated)
                                  Assets
Current assets
   Cash and cash equivalents                                                       $  64,686
   Other receivables                                                                  16,898
   Inventory                                                                          44,470
   Deposits                                                                          159,486
   Short term advances (related party)                                               285,126
--------------------------------------------------------------------------------------------

    Total current assets                                                             570,666

Fixed assets, net                                                                  1,129,164
--------------------------------------------------------------------------------------------

    Total assets                                                                  $1,699,830
--------------------------------------------------------------------------------------------

                   Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable and accrued liabilities                                         $ 361,128
  Short term borrowings                                                               20,000
  Current portion of long term debt                                                  168,147
--------------------------------------------------------------------------------------------

    Total current liabilities                                                        549,275

Long term debt, net of short term borrowings                                          33,204
--------------------------------------------------------------------------------------------

    Total liabilities                                                                582,479
--------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' Equity
  Preferred stock; $.0001 par value; 10,000,000 shares authorized; issued
    and outstanding - 2,740,000                                                          274
  Common Stock, $.0001 par value; 200,000,000 shares authorized; issued
    and outstanding - 66,959,872                                                       6,693
  Paid in Capital                                                                 11,155,444
  Other comprehensive income (loss)                                                (268,936)
  Subscriptions receivable                                                         (972,359)
  Deferred offering costs                                                          (594,524)
  Accumulated deficit prior to July 1, 2002                                      (5,124,642)
  Accumulated deficit from inception of development stage on July 1, 2002        (3,084,599)
--------------------------------------------------------------------------------------------

    Total Shareholder's Equity                                                     1,117,351
--------------------------------------------------------------------------------------------

    Total liabilities and Shareholder's Equity                                   $ 1,699,830
--------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD FROM JULY 1, 2002 (INCEPTION) TO NOVEMBER 30, 2004, FOR THE NINE AND THREE MONTH PERIODS ENDED NOVEMBER 30, 2004 AND 2003 (UNAUDITED)

                                               Cumulative
                                                 amounts
                                               from July 1,
                                                   2002
                                              (Inception) to      Nine month periods ended       Three month periods ended
                                                November 30,            November 30,                   November 30,
                                                   2004             2004            2003            2004            2003
                                             ----------------  -------------    ------------    -------------  --------------
                                               (restated)       (restated)       (restated)                      (restated)
Revenues                                     $         --      $        --      $       --      $         --   $        --

Cost of Sales                                          --               --              --                --            --
------------------------------------------------------------------------------------------------------------------------------

Gross Profit (loss)                                    --               --              --                --            --
------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Industrial drawing costs                      1,200,000        1,200,000              --                --            --
  Marketing                                       111,318           15,010          92,073             8,562        58,938
  Salaries and payroll related                    750,330          451,984         179,599           175,719       109,819
  Professional Fees                               549,859          121,554          98,897            19,875         1,317
  Consulting services                             109,159               --         111,167                 -        69,375
  Travel                                          128,093           46,600          35,224            27,754        13,395
  Selling, general and administrative
    expenses                                      384,248          161,414          82,409            58,838        38,561
------------------------------------------------------------------------------------------------------------------------------

    Total operating expenses                    3,233,007        1,996,562         599,369           290,748       291,405
------------------------------------------------------------------------------------------------------------------------------

Loss before other income (expense)             (3,233,007)      (1,996,562)       (599,369)         (290,748)     (291,405)
------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Gain on write-off of liabilities                257,839               --              --                --            --
  Interest expense                                (99,994)         (38,864)        (18,365)          (21,568)       (6,350)
  Foreign exchange gain (loss)                     (9,437)              --         (11,085)               --        (2,993)
------------------------------------------------------------------------------------------------------------------------------

   Total other income (expense)                   148,408          (38,864)        (29,450)          (21,568)       (9,343)
------------------------------------------------------------------------------------------------------------------------------

Net Loss                                     $ (3,084,599)     $(2,035,426)     $ (628,819)     $   (312,316)  $  (300,748)
------------------------------------------------------------------------------------------------------------------------------

Basic weighted average common shares
  outstanding                                                   66,959,872      65,801,108        66,959,872    66,959,872
------------------------------------------------------------------------------------------------------------------------------

Basic and diluted Loss per common share                        $     (0.03)     $    (0.01)     $      (0.00)  $     (0.00)
------------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(restated)



                                               Common Stock           Preferred Stock
                                        ----------------------      -------------------       Paid-in     Subscriptions
                                           Shares       Amount      Shares       Amount       Capital       Receivable
                                        -------------------------------------------------------------------------------
Balance, February 29, 2004               66,959,872      $6,693            --   $     --     $8,345,193    $(2,763,514)

Issuance of preferred stock for
  conversion of debt and acquisition
  of assets                                                         2,740,000        274      2,739,726

Receipt of subscriptions receivable                                                                          1,791,155

Gain on write-off of liabilities                                                                 70,525

Foreign currency translation
adjustment

Net loss - nine month period ended
  November 30, 2004
                                         ----------      ------     ---------   --------    -----------      ---------


Balance, November 30, 2004 (unaudited)   66,959,872      $6,693     2,740,000   $    274    $11,155,444      $(972,359)
                                         ==========      ======     =========   ========    ===========      =========

                                                                            Accumulated
                                                                               other              Total
                                            Deferred       Accumulated     Comprehensive      Stockholders'
                                         Offering Costs       Deficit      Income/(loss)          Equity
                                         ------------------------------------------------------------------
Balance, February 29, 2004                  $(594,524)      $(6,173,815)       $(77,513)       $(1,257,480)


Issuance of preferred stock for
  conversion of debt and acquisition
  of assets                                                                                      2,740,000

Receipt of subscriptions receivable                                                              1,791,155

Gain on write-off of liabilities                                                                    70.525

Foreign currency translation
adjustment                                                                     (191,423)          (191,423)

Net loss - nine month period ended
  November 30, 2004                                          (2,035,426)                        (2,035,426)
                                            ---------       -----------       ---------         ----------

Balance, November 30, 2004 (unaudited)      $(594,524)      $(8,209,241)      $(268,936)        $1,117,351
                                            =========       ===========       =========         ==========

     See accompanying notes to condensed consolidated financial statements.

                                                                                                          Nine month periods
                                                                        Cumulative Amounts from           ended November 30,
                                                                      July 1, 2002 (Inception) to       2004               2003
                                                                           November 30, 2004         ------------       -----------
                                                                      ---------------------------     (restated)         (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:                                         (restated)
   Net Loss                                                                   $(3,084,599)          $(2,035,426)       $  (628,819)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Stock based compensation                                                     175,000                    --                 --
     Stock issued for interest payments                                            12,145                    --                 --
     Stock issued in payment of industrial drawing costs                        1,200,000             1,200,000                 --
     Depreciation                                                                  65,457                 2,895                 --
     Gain on write-off of liabilities                                            (257,839)                   --                 --
   Changes in Operating assets and liabilities:
     Other receivables                                                             (8,879)               (7,784)           (10,407)
     Inventory                                                                    (44,470)              (44,470)                --
     Deposits                                                                    (159,486)             (130,872)            (6,315)
     Accounts payable and other liabilities                                       332,735                11,332             92,095
-----------------------------------------------------------------------------------------------------------------------------------

       Net cash used in operating activities                                   (1,769,936)           (1,004,325)          (553,446)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of Property and equipment                                            (261,080)              (63,860)          (195,363)
-----------------------------------------------------------------------------------------------------------------------------------

       Net cash used in investing activities                                     (261,080)              (63,860)          (195,363)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long term debt                                                    (23,469)              (23,469)                --
   Proceeds from:
     Stockholder's capital contribution, net                                    2,027,641             1,791,155            236,486
     Short term borrowings (repayment) (related party)                            294,378              (542,482)           631,858
-----------------------------------------------------------------------------------------------------------------------------------

       Net cash provided by financing activities                                2,298,550             1,225,204            868,344
-----------------------------------------------------------------------------------------------------------------------------------

   Effect of exchange rate changes on cash                                       (202,848)             (191,423)                --
   Net increase (decrease) in cash                                                 64,686               (34,404)           119,535
   Cash, beginning of period                                                           --                99,090             16,960
-----------------------------------------------------------------------------------------------------------------------------------
   Cash, end of period                                                        $    64,686           $    64,686        $   136,495
===================================================================================================================================

  Interest paid                                                               $    32,340           $    13,605        $        --
  Income taxes paid                                                           $        --           $        --        $        --

   Supplemental Schedule of noncash investing and financing activities:
    Common stock issued for repayment of accounts payable                     $    55,721           $        --        $        --
    Common shares issued for repayment of short term borrowings               $    67,172           $        --        $        --
    Common shares issued in payment of deferred offering costs                $   594,524           $        --        $        --
    Common stock issued for repayment of short term borrowings (related
      party)                                                                  $   108,000           $        --        $   108,000
    Preferred stock issued for repayment of short term borrowings
      (related party)                                                         $   671,419           $   671,419        $        --
    Preferred stock issued for acquisition of machinery and equipment         $   868,581           $   868,581        $        --

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



                                                November 30,       November 30,
                                                    2004              2003
                                                -----------        -----------
          Net loss
             As reported                        $(2,035,426)       $  (628,819)
                                                ===========        ===========
             Pro forma                          $(2,177,926)       $  (628,819)
                                                ===========        ===========

          Loss per share
             As reported                        $     (0.03)       $     (0.00)
                                                ===========        ===========
             Pro forma                          $     (0.03)       $     (0.00)
                                                ===========        ===========

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


NOTE 3 - SHORT TERM BORROWINGS

During the nine month period ended November 30, 2004, the Company issued 2,740,000 shares of preferred stock for a total consideration of $2,740,000, in payment of advances ($671,479) from NewTech Group International Inc., a major shareholder of the Company, for acquisition of machinery and equipment ($868,581) and industrial drawings ($1,200,000). Industrial drawings consist of numerical validation analysis, product layouts, production specifications, and part components. (See note 10 for details)


NOTE 4 - CONTINGENCIES

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

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $(2,035,426) for the nine month period ended November 30, 2004 and $(859,453) for the year ended February 29, 2004. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Accordingly, on October 4, 2002, the Company entered into an equity line of credit agreement with Cornell Capital Partners, L.P. This agreement was terminated on February 11, 2003. On April 1, 2003, NewTech Brake Corp. entered into a new Equity Line of Credit with Cornell Capital Partners, L.P. On December 17, 2003, NewTech Brake Corp. terminated the April 1, 2003 Equity Line of Credit Agreement and on January 6, 2004, NewTech Brake Corp. entered into a new Equity Line of Credit with Cornell Capital. Cornell Capital, subject to certain terms and conditions, will purchase up to $10.0 million of NewTech Brake Corp. common stock. The term of the agreement is twenty-four (24) months and NewTech Brake Corp. may, at its sole discretion, terminate the Equity Line of Credit Agreement upon ten (10) days prior written notice to Cornell Capital without further obligation to Cornell Capital. Cornell Capital will purchase the shares of common stock for a 3% discount to the lowest closing bid price of our common stock for the five (5) days immediately following the notice date. As a condition of the common stock purchase agreement, NewTech Brake Corp. filed a Registration Statement on January 13, 2004, and the SEC must declare it effective before Cornell Capital is obligated to purchase any common stock of NewTech Brake Corp. There can be no assurance of how much cash NewTech Brake Corp. will receive, if any, under the Equity Line of Credit agreement with Cornell Capital.

NOTE 6 - RELATED PARTIES

During the nine month  period  ended  November  30,  2004,  the  Company  repaid
$1,213,901 to its major shareholder. Of the total repaid, $671,419 was settled through the issuance of the preferred shares mentioned below and $542,482 paid in cash. As of November 30, 2004, the Company has a short term receivable from the major shareholder of $285,126. (See notes 8 and 10)

In May 2004, the Company issued 2,740,000 preferred shares in payment of advances from NewTech Group International Inc., acquisition of machinery and equipment and industrial drawings for a total consideration of $2,740,000. (See note 8)

NOTE 7 - NEWTECH BRAKE CORP. LIABILITIES

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

The fair value of each option is estimated present value on the date of grant using the Black Scholes option-pricing model with the assumption:

Risk-free interest rate             4.75%
Expected life (years)               3 - 5
Expected volatility                 1.337
Expected dividends                  None

A summary of options for the nine month periods ended November 30, 2004 and 2003 is shown below:

                                                November 30,                        November 30,
                                                    2004                                2003
                                         -----------------------------------------------------------------
                                                           Weighted         Number of         Weighted
                                         Number of         average            shares           average
                                          shares        exercise price                      exercise price
        Outstanding at beginning
           of period                       825,000           $ 0.52           625,000         $ 0.50
        Granted                            541,750             0.93           200,000           0.60
        Exercised                                -                -                 -              -
        Forfeited                                -                -                 -              -
        --------------------------------------------------------------------------------------------------
        Outstanding at end of
          period                         1,366,750           $ 0.69           825,000         $ 0.52
        ==================================================================================================
        Exercisable at end of
          period                         1,366,750                            825,000
        ==================================================================================================

NOTE 10 - CORRECTION OF ERRORS AND RECLASSIFICATIONS

Industrial drawings consist of numerical validation analysis, product layouts, production specifications, and part components. The Company has determined that the industrial drawings are a research and development expense and therefore should have been expensed when they were acquired. The effect of this correction is shown below:

                                                                           Nine Months Ended
                                                                     -----------------------------
                                                                     Previously           Restated
                                                                     ----------           --------
      Balance sheet
          Industrial drawings                                        $ 1,200,000        $        --
          Accumulated deficit                                         (7,009,241)        (8,209,241)

      Statement of operations
          Operating expenses                                             796,562          1,996,562
          Net loss                                                      (835,426)        (2,035,426)
          Basic and diluted loss per common share                          (0.01)             (0.03)

      Statement of cash flows
          Stock issued in payment of industrial drawings costs                --          1,200,000

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

Results Of Operations

      Nine month Periods Ended November 30, 2004 and 2003

Higher operating and development expenses in the nine month period ended November 30, 2004 resulted in a loss of $2,035,426 compared to a loss of $628,819 for the same period ended November 30, 2003, an increase of $1,406,607 or 223.7%. This increase was primarily attributable to the reorganization of the operations, the start-up costs of new business and industrial drawings acquired from NewTech Group International Inc. which represent research and development expense as explained in Note 10.

      Revenues

During the nine month periods ended November 30, 2004 and 2003, the Company generated no revenue from sales of products and services.

      Operating Expenses

During the nine month period ended November 30, 2004 the Company incurred $1,996,562 in operating expenses as compared to $599,369 in the same period in 2003, an increase of $1,397,193 or 233.1%. This increase was primarily attributable to the reorganization of the operations, the start-up costs of new business and industrial drawings acquired from NewTech Group International Inc. which represent research and development expense as explained in Note 10.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $(2,035,426) for the nine month period ended November 30, 2004 and $(859,453) for the year ended February 29, 2004. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Accordingly, on October 4, 2002, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. This agreement was terminated on February 11, 2003. On January 6, 2004, NewTech Brake Corp. entered into a new Equity Line of Credit with Cornell Capital Partners, L.P. Cornell Capital, subject to certain terms and conditions, will purchase up to a maximum amount of $10.0 million of the NewTech Brakes Corp. common stock. The term of the agreement is twenty-four (24) months and NewTech Brake Corp. may, at its sole discretion, terminate the Equity Line of Credit Agreement upon ten (10) days prior written notice to Cornell Capital without further obligation to Cornell Capital. Cornell Capital will purchase the shares of common stock for a 3% discount to the lowest closing bid price of our common stock for the five (5) days immediately following the notice date. As a condition of the Equity Line of Credit, NewTech Brake Corp. has filed a Registration Statement on Form SB-2 on January 13, 2004, and the SEC must declare it effective before Cornell Capital is obligated to purchase any common stock of NewTech Brake Corp.

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

ITEM 2. CHANGES IN SECURITIES

During the nine month period ended November 30, 2004, the Company issued 2,740,000 preferred stock to NewTech Group International Inc. in payment of advances, the acquisition of machinery and equipment ($868,581) and industrial drawings ($1,200,000) for a total consideration of $2,740,000. (See note 10)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
No.         Description                                                       Location
----------  --------------------------------------------------------------    ------------------------------------------
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

10.2        Memorandum of Understanding, dated November 25, 1998, by and      Incorporated by reference to Exhibit 6.2
            between V.I. Internet Telecommunications Inc. and The State       in the Registration Statement on Form
            Directory  "Specialized Technic and Communications" of The        10-SB 12G/A filed with the SEC on August
            Ministry of Interior of Russian Federation                        5, 1999

Exhibit
No.         Description                                                       Location
----------  --------------------------------------------------------------    ------------------------------------------
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

Exhibit
No.         Description                                                       Location
----------  --------------------------------------------------------------    ------------------------------------------
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

99.1        Code of business conduct and ethics for NewTech                   Incorporated  by  reference  to Exhibit 99.1
            Brake Corp.                                                       in the Yearly  Report on Form  10-KSB  filed
                                                                              with the SEC on June 14, 2004

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


                                       NewTech Brake Corp.


Date:  May 20, 2005                    By: /s/ Yvon Rancourt
                                           -------------------------------------
                                           Yvon Rancourt
                                           Chief Executive Officer


Date:  May 20, 2005                    By: /s/ Yvon Rancourt
                                           -------------------------------------
                                           Yvon Rancourt
                                           Acting Chief Financial Officer