Form 10KSB
period 2005-02-28
NEWTECH BRAKE CORP
filed 2005-06-06
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-KSB

              [X] Annual report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the Fiscal Year ended February 28, 2005

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for its most recent fiscal year were nil.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days ($31,281,268 on April 28, 2005).

      As of June 3, 2005, the Registrant had 66,971,872 shares of its common stock outstanding and 2,740,000 shares of its preferred stock outstanding.

                              INDEX TO FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2005

PART I                                                                         1

ITEM 1.  DESCRIPTION OF BUSINESS                                               1

ITEM 2.  DESCRIPTION OF PROPERTY                                               9

ITEM 3.  LEGAL PROCEEDINGS                                                     9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  10


PART II                                                                       11

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS             11

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION          12

ITEM 7.  FINANCIAL STATEMENTS                                                 14

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                             30

ITEM 8A. CONTROLS AND PROCEDURES                                              30


PART III                                                                      31

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                    31

ITEM 10. EXECUTIVE COMPENSATION                                               33

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT       34

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       35

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K                              35

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES                              37

SIGNATURES                                                                    38

EXHIBITS                                                                      39

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

Business development

      NewTech Brake Corp. (the "Company"), previously Internet VIP Inc., was incorporated in the State of Delaware on November 13, 1998. The Company was formed to sell long distance international telephone services using the technology Voice over Internet Protocol. On July 1, 2002, the Company discontinued the internet telephone service and was reclassified as a development stage company.

      On July 1, 2002, the Company issued to NewTech Group International Inc. 59,800,000 shares of common stock in payment of the license to market its NewTech's "Full Contact"(R) disc brake for the heavy-duty vehicle for Europe and North America. On May 5, 2003, NewTech Group International Inc., transferred a license NewTech Brake Corp. to market its NewTech's "Full Contact"(R) disc brake for the heavy-duty vehicle for the rest of the world market. By this transaction the Company acquired the rights to commercialize and manufacture the NewTech "Full Contact"(R) disc brake for the global heavy-duty vehicle market. NewTech Group International Inc. controls approximately 73% of the outstanding common shares of the Company on a fully diluted basis. The Company intends to commence operations regarding the commercialization and distribution of NewTech's heavy vehicle brake product in North America. That is the sole business of the Company.

      Under the name of NewTech Brake Corp., the business will be to identify, develop and exploit, under licenses bought from NewTech Group International Inc., opportunities to provide a new generation of safer, more efficient and cost-effective full contact disc brakes and related components to the North American and European heavy vehicle market.

Forward-Looking Statements

      This filing contains forward-looking statements, including statements regarding, among other things, (a) the growth strategies of the Company (b) anticipated trends in the Company's industry, (c) the Company's future financing plans and (d) the Company's ability to obtain financing and continue operations. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

      The mission of the Company is to identify, develop and exploit, under licenses bought from NewTech Group International Inc., opportunities to provide a new generation of safer, more efficient and cost-effective "Full Contact"(R) disc brakes and related components to the global heavy vehicle market.

The Brake Industry

      The motor vehicle industry has been in existence since the 19th century and can be classified as mature and performance/cost driven. Brakes are complex, high-precision components and are part of the most critical components of a motor vehicle. Nevertheless, there has been no significant innovation in the brake industry for over fifty years and we believe that the caliper disc brake concept has reached its optimal development potential. As a result, the brake industry is very competitive, with a small number of suppliers, depending on economies of scale and intra-industry consolidation for growth.

      Although disc brakes have gradually replaced drum brakes in automobiles and light trucks in North America, they have not proven significantly superior and economical to use on trucks, trailers and buses. Drum brakes, a technology that dates back to the First World War, are still installed on approximately 97% of heavy vehicles (Class 7 & 8) in operation in North America. A significant fact, and key to the Company's marketing strategy is that the customer selects the brakes to be installed when purchasing his new bus or truck.

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

      In a pneumatic system, also called air brakes, stepping on the foot valve is equivalent to opening a valve that lets compressed air press the brake shoes against a brake drum or pads against the rotor of a disc system. For heavy vehicles, the price varies between drum systems and disc systems with the former in the $500 to $800 range and the latter costing up to $2600.

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

      On the lighter Class 6 and 7 trucks, about 60 percent use pneumatic drum systems and about 40 percent use hydraulic disc systems.

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

      o     Demand for fade resistant brakes:

      o     Larger drums, discs, shoes and pads, which dissipate heat better;

      o     Long stroke air chambers, which maintain pressure better.

      o Loads on truck brakes have been increasing, partly as a consequence of efforts to improve fuel efficiency and for other reasons:

      o Truck makers have worked to reduce wind resistance and drive train friction;

      o     Radial tires have less rolling resistance than bias ply tires;

      o More powerful engines mean higher speeds, necessitating harder deceleration;

      o     Trucks are carrying heavier loads;

      o     Average speeds have increased.

Axle Manufacturers

      We believe that the speed at which NewTech brakes can be introduced to the aftermarket is directly proportional to the number of axles for which a NewTech brake has been adapted. In the heavy vehicle market, a small number of axle manufacturers supply almost the entire market. The two main North American manufacturers are Dana and Meritor, while ZF supplies the North American market from Europe. We believe that the implication for NewTech Brake is that, once a small number of axle models are available with NewTech brakes, it may be possible to retrofit a large percentage of the North American fleet of busses and trucks.

Heavy Vehicle Brake Companies

      Consolidation in the industry has resulted in increasingly fewer suppliers for Class 6, 7, and 8 truck brake systems. Thus, the market is very competitive, with a small number of suppliers, offering comparable products. Truck makers have substantial buying power and weigh-in at the high end of price sensitivity.

Our Product

      The NewTech "Full Contact"(R) disc brake is a departure from conventional braking technology. In place of pads mounted on a caliper squeezing onto a disc or brake shoes expanding outwards onto a drum, the "Full Contact"(R) brake has two circular friction rings sandwiching an inner floating rotor. The 360-degree braking force that results is similar to that of an inverted clutch, where a circular friction plate is pressed against a flywheel face to engage the transmission.

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

      The pre-production prototypes, for 22.5 inch wheels model, are expected to be tested and validated by July 2005, and production samples are projected by the end of summer 2005. We intend that our model for 24.5 inch wheels will follow and reach the market by mid-2006.

Intellectual Property

      The Company, through licences sold by NewTech Group, relies on a combination of patent, patent pending, copyright, trademark, trade secret and contract laws, as well as international treaties, to protect the proprietary rights relating to technical know-how, designs, special materials, manufacturing techniques, and test equipment.

      NewTech Group has adopted a proactive approach to identifying and protecting key patentable concepts and components. The objective of NewTech Group's patent strategy is to obtain an exclusive and preferential position in product features; performance and cost compared to its competitors, while assuring the Company, through its licences, the widest possible application and broadest potential market for its products. NewTech Group seeks to patent the key concepts and components, which it believes will provide it with a significant advantage over its competitors. The Company considers that the licences on those patents have commercial value. Patent protection outside North America is sought on a more selective basis for those inventions having significant commercial value.

Business Development Plan

      The total potential global market for NewTech brakes is made up of:

      o     OEM - new busses and trucks;

      o     Retrofit aftermarket; and

      o     Maintenance aftermarket.

General Marketing Strategy

      The Company's target is to supply 2.25% of the North American market for heavy vehicle brakes by 2010. To achieve this goal, the Company intends to employ a "push-pull" strategy. It will build on existing opportunities in the North American aftermarket to demonstrate the superiority of its new brake technology ("pull"), while working with original equipment manufacturers (OEM's) to make NewTech brakes available on new trucks, busses and trailers ("push").

      The Company believes that the North American market is ideal for attacking the aftermarket (brake replacement on already manufactured vehicles), since purchasers have the final say as to which brakes will be installed on their trucks or busses.

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

      The Company's core strategy for attacking the aftermarket is therefore to:

      1. Identify high-profile niches, where the NewTech brakes' improved performance and/or an economies can be demonstrated;

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

      Additional niche markets to be addressed are sanitation trucks and other short-haul frequent-stop trucks, followed by other markets that have similar problems related either to cost or performance. In parallel, the Company intends to approach the large long-haul fleets, where durability and operator safety are a major concern.

      The second part of the Company's strategy is to secure agreements with one or more heavy vehicle manufacturers to offer the NewTech brake as standard or optional equipment on new vehicles.

Product Manufacturing And Distribution Strategy

      The Company bases its products on the intellectual property, registered patents and patents pending controlled by NewTech Group International Inc. and has exclusive licenses for the global heavy-duty vehicle market. In order to protect the integrity of its technology and to optimize its economic impact, the Company intends to keep responsibility for the manufacturing of certain key components.

      The Company's approach is to invest in specialized equipment to establish production process and keep the absolute control on the quality of all brake components. We believe this will make it possible to determine the process cost of each brake part, ensuring lowest production costs as possible. Newtech Brake does not intend to set-up many plants but will gradually transfer to suppliers, which present a high potential to produce excellent quality components, while keeping absolute control over parts production to ensure high quality and control over production costs. The Company will examine the creation of strategic alliances and joint ventures with these suppliers.

      In order to achieve this goal, the Company has created a wholly owned subsidiary, Newtech Brake Mfg. (Suzhou) Co., Ltd., that operates in China. This subsidiary has obtained its business license on June 4, 2003, from the Chinese authorities to implement and start production of its brake assembly plant in Suzhou.

      The Company believes that the best way to distribute our "Full Contact"(R) brakes beyond the niche markets already identified, will be to partner with, or acquire a North American distributor of brakes and brake components. We believe that various cost sharing strategies and/or royalty agreements can be negotiated to secure additional revenues for NewTech Brake.

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

                          Risks Related To Our Business

We Have Historically Lost Money And Losses May Continue In The Future

      We have historically lost money. For the years ended February 28, 2005 and February 29, 2004, we had a net loss of $2,387,807 and $859,453 respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We Have Been The Subject Of A Going Concern Opinion From Our Independent Auditors, Which Means That We May Not Be Able To Continue Operations

      Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the year ended February 28, 2005 financial statements, which states that NewTech Brake had operating losses and management has determined that it will require additional capital to continue funding operations and meet its obligations as they come due which raises substantial doubt about its ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for six months with the cash currently on hand.

We Will Need To Raise Additional Capital To Finance Operations

      We have relied on significant external financing to fund our operations. Such financing has historically come from a combination of private placements and funds provided by NewTech Group. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

If We Do Not Have Sufficient Capital To Fund Our Operations, We May Be Forced To Discontinue Product Development, Reduce Our Sales And Marketing Efforts Or Forego Attractive Potential Business Opportunities

      We may not have sufficient capital to fund our operations and additional capital may not be available on acceptable terms, if at all. Any of these outcomes could adversely affect our ability to respond to competitive pressures or prevent us from conducting all or a portion of our planned operations. If we fail to secure sufficient funding, we may be forced to curtail or cease our business operations. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds current shareholders would be diluted.

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

      o Divergence of our operating results from research analysts' expectations.

      o     Changes in earnings estimates by research analysts.

      In particular, the market prices of the shares of many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies.

The Price of Our Stock May Be Affected By A Limited Trading Volume And May Fluctuate Significantly

      There is a limited public market for our common stock and there can be no assurance that an active trading market for our stock will develop. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

Our Brake Technology May Not Gain Broad Market Acceptance

      We expect to derive a substantial amount of our future revenue from the sale of our product to motor vehicle manufacturers and our continued success depends on broad market acceptance of our technology. If our products fail to gain this market acceptance, we could be forced to curtail or cease our business operations.

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

Our "Full Contact"(R)Disc Brake Business Is In Its Infancy

      Our prospects are subject to the difficulties frequently encountered by companies in the early stage of development in new and evolving markets. These difficulties include the following:

      o substantial delays and expenses related to testing and developing our new products;

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

ITEM 2.  DESCRIPTION OF PROPERTY

      Since June 2002, the Company maintains its corporate offices at 779 Industrial Blvd. Blainville, Quebec and does not pay rent for these premises because NewTech Group, a majority shareholder of NewTech Brake, leases the office space.

      The Company leases its production facilities in China under long-term operating lease agreement. Rent expense for all operating leases was $83,631 for the year ended February 28, 2005. NewTech Brake Mfg. (Suzhou) Co., Ltd's address is Block B factory building, 58 Tongyun Road Suzhou Industrial Park, Suzhou, Zip 215021.

      The subsidiary has obtained all the necessary authorizations from the Chinese authorities to implement and start the production of its brake assembly plant in Suzhou. Presently, the first assembly line located in a leased building is almost ready for production. We expect to complete the set-up during the month of July 2005, when the first brakes should be produced.

      In order to increase production capacity, the Company intends to build a factory. Construction is expected to start in December 2005 to be completed around August 2006. The new factory should be ready for production in September 2006.

ITEM 3.  LEGAL PROCEEDINGS

      In December 1998, the Company entered into a 4 year consulting agreement with the Nais Corp., a shareholder, according to which Nais Corp. would provide the Company with financial and business public relation consulting services in consideration for $6,000 per month. In accordance with the agreement, the commitment will start when the Company reaches certain amounts of revenue as defined in the agreement. Nais Corp. claims that it is owed approximately $240,000 at February 28, 2002. Prior to March 31, 2001, management believed that this claim had no merit based on the limited revenue generation not meeting the minimum requirements of the agreement. Mr. Jack Ehrenhaus, managing director of Nais Corp. became the president of the Company during the fiscal year ended February 28, 2002, and believed at February 28, 2002, the claim has merit. At February 28, 2003, Mr. Ehrenhaus was no longer the president of the Company. Current management believes that this claim, once again, has no merit and at February 28, 2003, has reversed the liability and reflected a gain of $257,839 in the February 28, 2003 financial statements. Since no legal actions have been taken by Mr. Jack Ehrenhaus to interrupt prescription during the last three years, the statute of limitation under Quebec Law has expired.

      On September 29, 2002, a company filed a complaint against the Company that had reached an agreement dated July 3, 2001 with the management of Internet VIP, the prior management and the predecessor company of NewTech Brake Corp. The plaintiff's demands are for 1,000,000 shares of NewTech Brake Corp. common stock, 1,000,000 NewTech Brake Corp. warrants and $40,000. Management believes that these claims are without merit and will vigorously defend against any future action by this company. Therefore, no provision has been made in the financial statements.

      In June 2003, a law firm filed a Complaint against the Company. The plaintiff alleges that it provided legal services to the Company at its request and that the Company has failed to pay for those legal services and seeks damages up to $203,176. The Company has filed a response, denying the allegations in the plaintiff's complaint and asserting various defenses. On July 22, 2004, the parties entered into an agreement to settle this action for a sum of $44,000, which sum was fully paid on October 11, 2004.

      On August 21, 2003, the Company entered into an agreement with a consultant concerning business advisory services in regard to internal operations, corporate finance and other matters. As per the agreement, the Company shall pay the consultant 150,000 shares of NewTech Brake Corp. common stock. Management believes that since no services were provided by the consultant, the contract agreement is not in force; therefore no provision has been made in the financial statements.

      On April 12, 2004, a consultant filed a Complaint against the Company in the Circuit Court in Florida. The Company filed a Notice of Removal, removing the case to the United States District Court in the Southern District of Florida. In its Complaint, Plaintiff alleges that the Company failed to comply with certain contractual obligations regarding the issuance and registration of stock. This consultant asserted a cause of action against the Company for damages and injunctive relief. This consultant sought damages in the amount of $823,137 as well as costs and attorney's fees. On June 1, 2004, the Company filed a Motion to Dismiss on the grounds that the Company is not a party to the contract and that this consultant failed to allege it was a registered broker-dealer. On August 23, 2004, the Motion to Dismiss was denied. On March 22, 2005, the parties entered into an agreement to settle this action for a sum of $50,000, which sum has to be paid within the next 90 days after the date of the agreement, plus 750,000 restricted shares of the Company's common stock owned by NewTech Group International Inc. Since the contractual obligations were between NewTech Group International Inc. and the plaintiff, this settlement will be accounted for in the NewTech Group financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)   Market Information

      The Company's common stock is quoted on the NASD's Over-the-Counter Bulletin Board under the ticker symbol "NWTB".

      As of May 26, 2005, the Company had 66,971,872 shares of its common stock outstanding.

      Of the 66,971,872 shares of common stock outstanding, 60,374,849 shares are currently subject to the resale restrictions and limitations of Rule 144.

      Trading Statistics

      The Company's trading history for the two fiscal years ended February 28, 2005 was as follows:

            2004                               HIGH         LOW
            First Quarter                     $1.240       $0.530
            Second Quarter                    $1.450       $0.900
            Third Quarter                     $1.400       $1.100
            Fourth Quarter                    $1.250       $1.050

            2005                               HIGH         LOW
            First Quarter                     $1.550       $0.750
            Second Quarter                    $1.150       $0.710
            Third Quarter                     $1.010       $0.550
            Fourth Quarter                    $0.900       $0.580

(b)   Holders

      On May 26, 2005, there were 555 holders of the Company's common stock.

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

Sales Of Unregistered Securities

      On January 14, 2005, we issued 12,000 shares of our common stock, for the price of $0.84 per share, to an employee in payment of salaries in accordance with the terms of his employment contract.

      On May 31, 2004, the Company issued 2,740,000 shares of our preferred stock, for the price of $1.00 per share, to NewTech Group International Inc. in payment of advances ($671,419), the acquisition of machinery and equipment ($868,581) and industrial drawings ($1,200,000) for a total consideration of $2,740,000.

      On June 13, 2003, we issued 1,500,000 shares of our common stock, for the price of $1.00 per share, for a total subscription of $1,500,000 and 1,500,000 shares of our common stock, for the price of $1.00 per share, for a total subscription of $1,500,000.

      In April 2003, we issued, on behalf of NewTech Group International Inc., 180,000 shares of common stock, for the price of $0.60 per share, in settlement of consulting services in the amount of $108,000 in connection with the Acquisition of Assets and Change of Control Agreement, dated April 11, 2002, between NewTech Group International Inc. and Internet VIP, Inc.

      In January 2003, we issued 29,800,000 shares of common stock, for the price of $0.20 per share, as the remaining balance payment in connection with the Acquisition of Assets and Change of Control Agreement, dated April 11, 2002, between NewTech Group International Inc. and Internet VIP, Inc.

      In October 2002, we issued 23,810 shares of common stock, for the price of $0.47 per share, to Westrock Advisors, Inc. as a placement agent in connection with the equity line of credit transaction.

      In October 2002, we issued 1,166,667 shares of common stock, for the price of $0.50 per share, to Cornell Capital Partners, L.P. as a commitment fee in connection with the equity line of credit transaction.

      In August 2002, we issued 16,500 shares of common stock, for the price of $0.50 per share, in settlement of liabilities of $8,250.

      In July 2002, we issued 281,750 shares of common stock, for the price of $0.45 per share, in settlement of liabilities of $126,788.

      In the second quarter of 2002, we issued 30,000,000 shares of common stock, for the price of $0.20 per share, as partial payment in connection with the Acquisition of Assets and Change of Control Agreement, dated April 11, 2002 between NewTech Group International Inc. and Internet VIP, Inc.

      During the quarter ended May 31, 2002, we issued 4,000,000 shares of common stock, for the price of $0.06 per share, in settlement of consulting services in the amount of $240,000. These shares were issued before the reverse stock split.

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

Overview

      During the year ended February 28, 2005, we incurred an operating loss of $2,387,807 as compared to an operating loss of $859,453 for the year ended February 28, 2004. The increase is primarily due to higher operating expenses, which include, for the current year, industrial drawings bought from NewTech Group International Inc. for a total amount of $1,200,000. During the years ended February 28, 2005 and February 29, 2004, the Company generated no revenue from sales of products and services. As reflected in our February 28, 2005 balance sheet, the Company had a working capital deficit of $16,870. The Company's operations are not generating sufficient cash to maintain its present operations.

      On October 4, 2002, the Company entered into an equity line of credit agreement with Cornell Capital Partners, L.P. This agreement was terminated on February 11, 2003. On January 6, 2004, NewTech Brake entered into a new Equity Line of Credit with Cornell Capital Partners, L.P. Cornell Capital, subject to certain terms and conditions, will purchase up to a maximum amount of US $10.0 million of the NewTech Brakes' common stock. The term of the agreement is twenty-four (24) months from the date of effectiveness of the registration statement filed in connection with the Equity Line of Credit and NewTech Brake may, at its sole discretion, terminate the Equity Line of Credit Agreement upon ten (10) days prior written notice to Cornell Capital without further obligation to Cornell Capital. Cornell Capital will purchase the shares of common stock for a 3% discount to the lowest closing bid price of our common stock for the five
(5) days immediately following the notice date. As a condition of the Equity Line of Credit, NewTech Brake has filed a Registration Statement on Form SB-2 on January 13, 2004, and the SEC must declare it effective before Cornell Capital is obligated to purchase any common stock of NewTech Brake. Since another source of financing has been offered to the Company, this source of financing may not be used by the Company.

      On March 29, 2005, the Company entered into a commitment letter with a potential investor. Pursuant to the Commitment Letter and upon the consummation of a definitive agreement, the Company will issue 40 Class A Units and 48 Class B Units to the investor in the principal amount equal to $22,000,000. Each Class A Unit is comprised of 1 debenture (the "Class A Debenture(s)"), having a face value of $250,000, convertible into common stock of the Company, for a total amount of $10,000,000. Each Class B Unit is composed of 1 debenture (the "Class B Debenture"), having a face value of $250,000, convertible into common stock of the Company, for a total amount of $12,000,000. Each Class A Debenture and each Class B Debenture entitles its holder to a fixed return on investment of $75,000 and $62,500, respectively, for a year for a five-year period. At the option of the investor, the Class A Debentures and the Class B Debentures may be converted, each year, for a maximum of 20% of the face value, per year, into common stock of the Company, at a price of $1.00 per share. The investor shall have no specific guarantee on the assets of the Company. However, upon the consummation of a definitive agreement, the Company shall agree to grant, by way of trust deed, a floating charge on the assets of the Company and the movable hypothec on the license granted by Newtech Group International Inc. for the sale and production of heavy duty truck brakes.

      On May 27, 2005, the loan agreement related to the Class A Debenture for the sum of $10,000,000 and to the $3,000,000 subscription of 3,947,368 restricted common shares of NewTech Brake Corp., at a purchase price of $0.76 per share, was signed. The subscription bears an option to buy 1,973,684 restricted common shares of the Company's common stock over a period of five years, at a price of $0.76 for the first year and then the price shall be increased by 10% per year non-cumulative for each remaining year.

      Management of the Company believes that this Commitment Letter and the closing of the Class A Debenture and the subscription with the investor will permit the Company to meet its short-term and long-term obligations of $654,092 as at February 28, 2005, and finance future operations. In addition, during the course of the coming year, the Company intends to use the funds for the start-up of the operations in China, purchase of equipment, the commercialization of its product and to improve its working capital.

      The plan of operations of the Company for the next twelve months includes an expected purchase of equipment of approximately 8 million of dollars and a significant increase in the number of employees.

Going Concern

      The report of our independent accountants on our February 28, 2005 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. The Company has experienced operating losses and management has determined that it will require additional capital to continue funding operations and meet its obligations as they come due.

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

      o     Collectability is reasonably assured.

Further information is provided in Note 2 to the Consolidated Financial Statements.

ITEM 7.  FINANCIAL STATEMENTS

      The financial statements are included herein commencing on next page. The Company is not required to provide supplementary financial information.

[LOGO] Daszkal Bolton LLP
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS

                                               Michael I. Daszkal, C.P.A., P.A.
                                               Jeffrey A. Bolton, C.P.A., P.A.
                                               Timothy R. Devlin, C.P.A., P.A.
                                               Michael S. Kridel, C.P.A., P.A.
                                               Marjorie A. Horwin, C.P.A., P.A.
                                               Patrick D. Heyn, C.P.A., P.A.
                                               Gary R. McConnell, C.P.A., P.A.
                                               --------------------------------
                                               Colleen DeWoody Bracci, C.P.A.
                                               Arthur J. Hurley, C.P.A.

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Stockholders of NewTech Brake Corp.

We have audited the accompanying balance sheets of NewTech Brake Corp. (a Development Stage Company) as of February 28, 2005 and February 29, 2004, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the period from July 1, 2002 (inception) through February 28, 2005. We did not audit the period from July 1, 2002 (inception) through February 28, 2003, which statements reflect a cumulative loss totaling $516,977. Other auditors whose reports have been furnished to us audited those statements and our opinion, insofar as it relates to the cumulative amounts for the period ending July 1, 2002 through February 28, 2003, is based solely on the reports of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NewTech Brake Corp. as of February 28, 2005 and February 29, 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has experienced recurring losses in the development stage. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP

Boca Raton, Florida
April 22, 2005

             2401 NW Boca Raton Boulevard Boca Raton, FL 33431-6632
                        t: 561.367.1040 f: 561.750.3236
        2401 PGA Boulevard, Suite 196 Palm Beach Gardens, FL 33410-3500
                        t: 561.622.8920 f: 561.624.1151

PCAOB Registered  www.daszkalbolton.com  [GRAPHIC] Affiliated Offices Worldwide

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

                                                                              February 28,    February 29,
                                                                                  2005            2004
                                                                              ------------    ------------
                                  Assets
Current assets
  Cash and cash equivalents                                                   $     33,008    $     99,090
  Other receivables                                                                 12,768           9,114
  Inventory                                                                         44,943              --
  Deposits                                                                          16,073          28,614
  Short term advances (related party)                                              530,430              --
----------------------------------------------------------------------------------------------------------

    Total current assets                                                           637,222         136,818

Fixed assets, net                                                                1,468,084         199,618
----------------------------------------------------------------------------------------------------------

    Total assets                                                              $  2,105,306    $    336,436
==========================================================================================================

              Liabilities and Shareholders' Equity (Deficit)

Current liabilities
  Accounts payable and accrued liabilities                                    $    474,309    $    420,321
  Short term borrowings                                                                 --          20,000
   Short term borrowings (related party)                                                --         928,775
  Current portion of long term debt                                                179,783         148,941
----------------------------------------------------------------------------------------------------------

    Total current liabilities                                                      654,092       1,518,037

Long term debt, net of short term borrowings                                            --          75,879
----------------------------------------------------------------------------------------------------------

    Total liabilities                                                              654,092       1,593,916
----------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' Equity (Deficit)
  Preferred stock; $.0001 par value; 10,000,000 shares authorized; issued
    and outstanding - 2,740,000 and none respectively                                  274              --
  Common Stock, $.0001 par value; 200,000,000 shares authorized; issued
    and outstanding - 66,971,872 and 66,959,872 respectively                         6,703           6,693
  Paid in Capital                                                               11,227,992       8,345,193
  Other comprehensive loss                                                        (117,414)        (77,513)
  Subscriptions receivable                                                        (510,195)     (2,763,514)
  Deferred offering costs                                                         (594,524)       (594,524)
  Accumulated deficit prior to July 1, 2002                                     (5,124,642)     (5,124,642)
  Accumulated deficit from inception of development stage on July 1, 2002       (3,436,980)     (1,049,173)
----------------------------------------------------------------------------------------------------------

    Total shareholder's equity (deficit)                                         1,451,214      (1,257,480)
----------------------------------------------------------------------------------------------------------

    Total liabilities and shareholder's equity (deficit)                      $  2,105,306    $    336,436
==========================================================================================================

          See accompanying notes to consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS

                                                          Cumulative Amounts
                                                          from July 1, 2002
                                                            (Inception) to
                                                             February 28,    February 28,    February 29,
                                                                 2005            2005            2004
                                                             ------------    ------------    ------------
Revenues                                                     $         --    $         --    $         --

Cost of Sales                                                          --              --              --
---------------------------------------------------------------------------------------------------------

Gross Profit (loss)                                                    --              --              --
---------------------------------------------------------------------------------------------------------

Operating expenses:
  Industrial drawings costs                                     1,200,000       1,200,000              --
  Marketing                                                       120,869          24,561          96,308
  Salaries and payroll related                                    909,070         610,724         281,519
  Professional fees                                               634,950         206,645         160,170
  Consulting services                                             109,159              --         109,159
  Travel                                                          142,985          61,492          47,730
  Selling, general and administrative expenses                    460,370         237,536         140,474
---------------------------------------------------------------------------------------------------------

    Total operating expenses                                    3,577,403       2,340,958         835,360
---------------------------------------------------------------------------------------------------------

Loss before other income (expense)                             (3,577,403)     (2,340,958)       (835,360)
---------------------------------------------------------------------------------------------------------

Other income (expense):
  Gain on write-off of liabilities                                257,839              --              --
  Interest expense                                               (107,979)        (46,849)        (24,093)
  Foreign exchange loss                                            (9,437)             --              --
---------------------------------------------------------------------------------------------------------

   Total other income (expense)                                   140,423         (46,849)        (24,093)
---------------------------------------------------------------------------------------------------------

Net Loss                                                     $ (3,436,980)   $ (2,387,807)   $   (859,453)
=========================================================================================================

Basic weighted average common shares outstanding                               66,961,417      66,093,169
=========================================================================================================

Basic and diluted Loss per common share                                      $      (0.04)   $      (0.01)
=========================================================================================================

          See accompanying notes to consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                               Common Stock         Preferred Stock
                                                               ------------         ---------------s         Paid-in
                                                          Shares        Amount     Shares      Amount       Capital
                                                        -------------------------------------------------------------
Balance, June 30, 2002                                   2,492,145        $246           --     $  --     $ 4,339,078

Issuance of common stock for license purchase           59,800,000       5,980                                  (5,980)
Issuance of common stock for conversion of debt            281,750          28                                126,760
Issuance of common stock for conversion of debt             16,500           2                                  8,248
Issuance of common stock for deferred offering
costs                                                    1,190,477         119                                594,405

Stock options granted                                                                                         175,000

Net loss-- period from July 1, 2002 to February
28, 2003
                                                        ----------      ------    ---------     -----     -----------

Balance, February 28, 2003                              63,779,872      $6,375           --     $  --     $ 5,237,511

Issuance of common stock for conversion of debt
    (April 7, 2003-- Rothschild Group Inc.)                180,000          18                                107,982
Issuance of common stock in a private placement          1,500,000         150                              1,499,850
Issuance of common stock in a private                    1,500,000         150                              1,499,850
Foreign currency translation adjustment

Net loss--  year ended February 29, 2004
                                                        ----------      ------    ---------     -----     -----------

Balance, February 29, 2004                              66,959,872      $6,693           --     $  --     $ 8,345,193

Issuance of common stock in payment of salary               12,000          10                                 10,070

Issuance of preferred stock for conversion of
debt
  and acquisition of assets                                                       2,740,000       274       2,739,726

Receipt of subscriptions receivable

Gain on write-off of liabilities                                                                              133,003

Foreign currency translation adjustment

Net loss year ended February 28, 2005
                                                        ----------      ------    ---------     -----     -----------

Balance, February 28, 2005                              66,971,872      $6,703    2,740,000     $ 274     $11,227,992
                                                        ==========      ======    =========     =====     ===========

                                                                                                      Accumulated
                                                                                                          other          Total
                                                      Subscriptions      Deferred     Accumulated     Comprehensive  Stockholders'
                                                        Receivable    Offering Costs    Deficit       Income/(loss)     Equity
                                                       --------------------------------------------------------------------------
Balance, June 30, 2002                                 $        --       $      --    $(5,124,642)      $  12,600     $  (772,718)

Issuance of common stock for license purchase                                                                                  --
Issuance of common stock for conversion of debt                                                                           126,788
Issuance of common stock for conversion of debt                                                                             8,250
Issuance of common stock for deferred offering
costs                                                                     (594,524)                                            --

Stock options granted                                                                                                     175,000

Net loss-- period from July 1, 2002 to February
28, 2003                                                                                 (189,720)                       (189,720)
                                                       -----------       ---------    -----------       ---------     -----------

Balance, February 28, 2003                             $        --      $(594,524)    $(5,314,362)      $  12,600     $  (652,400)

Issuance of common stock for conversion of debt
    (April 7, 2003-- Rothschild Group Inc.)                                                                               108,000
Issuance of common stock in a private placement         (1,500,000)                                                            --
Issuance of common stock in a private                   (1,263,514)                                                       236,486
Foreign currency translation adjustment                                                                   (90,113)        (90,113)

Net loss--  year ended February 29, 2004                                                 (859,453)                       (859,453)
                                                       -----------       ---------    -----------       ---------     -----------

Balance, February 29, 2004                             $(2,763,514)      $(594,524)   $(6,173,815)      $ (77,513)    $(1,257,480)

Issuance of common stock in payment of salary                                                                              10,080

Issuance of preferred stock for conversion of
debt
  and acquisition of assets                                                                                             2,740,000

Receipt of subscriptions receivable                      2,253,319                                                      2,253,319

Gain on write-off of liabilities                                                                                          133,003

Foreign currency translation adjustment                                                                   (39,901)        (39,901)

Net loss year ended February 28, 2005                                                  (2,387,807)                     (2,387,807)
                                                       -----------       ---------    -----------       ---------     -----------

Balance, February 28, 2005                             $  (510,195)      $(594,524)   $(8,561,622)      $(117,414)    $ 1,451,214
                                                       ===========       =========    ===========       =========     ===========

See accompanying notes to consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             Cumulative Amounts
                                                                              from July 1, 2002
                                                                               (Inception) to     February 28,    February 29,
                                                                              February 28, 2005      2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                      $ (3,436,980)   $ (2,387,807)   $   (859,453)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Stock based compensation                                                         175,000              --              --
     Stock issued for interest payments                                                12,145              --              --
     Stock issued in payment of industrial drawing costs                            1,200,000       1,200,000              --
     Stock issued in payment of salary                                                 10,080          10,080              --
     Depreciation                                                                      68,181           5,619             192
     Gain on write-off of liabilities                                                (257,839)             --              --
   Changes in Operating assets and liabilities:
     Other receivables                                                                 (4,749)         (3,654)        (35,904)
     Inventory                                                                        (44,943)        (44,943)             --
     Deposits                                                                         (16,073)         12,541              --
     Accounts payable and other liabilities                                           488,394         166,991         115,993
-----------------------------------------------------------------------------------------------------------------------------

       Net cash used in operating activities                                       (1,806,784)     (1,041,173)       (779,172)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                (602,724)       (405,504)       (197,220)
-----------------------------------------------------------------------------------------------------------------------------

       Net cash used in investing activities                                         (602,724)       (405,504)       (197,220)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long term debt                                                        (45,037)        (45,037)             --
   Proceeds from:
     Issuance of common stock, net                                                  2,489,805       2,253,319         236,486

     Short term borrowings (repayment) (related party)                                 49,074        (787,786)        836,860
-----------------------------------------------------------------------------------------------------------------------------

       Net cash provided by financing activities                                    2,493,842       1,420,496       1,073,346
-----------------------------------------------------------------------------------------------------------------------------

   Effect of exchange rate changes on cash                                            (51,326)        (39,901)        (14,824)
   Net increase (decrease) in cash                                                     33,008         (66,082)         82,130
   Cash, beginning of period                                                               --          99,090          16,960
-----------------------------------------------------------------------------------------------------------------------------
   Cash, end of period                                                           $     33,008    $     33,008    $     99,090
=============================================================================================================================

  Interest paid                                                                  $     35,289    $     16,554    $     18,735
  Income taxes paid                                                              $         --    $         --    $         --

    Supplemental Schedule of noncash investing and financing activities:
    Common stock issued for repayment of accounts payable                        $     55,721    $         --    $         --
    Common shares issued for repayment of short term borrowings                  $     67,172    $         --    $         --
    Common shares issued in payment of deferred offering costs                   $    594,524    $         --    $         --
    Common stock issued for repayment of short term borrowings
      (related party)                                                            $    108,000    $         --    $    108,000
    Preferred stock issued for repayment of short term borrowings
      (related party)                                                            $    671,419    $    671,419    $         --
    Preferred stock issued for acquisition of machinery and equipment            $    868,581    $    868,581    $         --

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

On July 1, 2002, the Company acquired the license to develop and manufacture a "Full Contact"(R) brake system from NewTech Group International Inc., our parent company, in exchange for 92% of our common stock. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin Topic 5(g), for accounting purposes the acquisition of the license agreement was based on NewTech Group International's historical cost.

Under the name of NewTech Brake Corp., the new business will be to identify, develop and exploit, under licenses bought from NewTech Group International Inc., opportunities to provide a new generation of safer, more efficient and cost-effective "Full Contact"(R) disc brakes and related components to the global heavy vehicle market.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements for the periods ended February 28, 2005 and February 29, 2004 include the accounts of the parent company, Newtech Brake Corp. and its subsidiary, NewTech Brake Mfg. (Suzhou) Co., Ltd. All significant intercompany accounts and transactions have been eliminated. The fiscal year end of the Company and its subsidiary is February 28.

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

Fair value of Financial Instruments:

The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables, inventory, deposits, short term advances, accounts payable, accrued liabilities, notes payable and advance payable approximate their fair values because of the immediate or short-term maturity of these financial instruments.

Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. At February 28, 2005 and February 29, 2004 the Company had no cash equivalents.

Inventory valuations:

Inventories are valued at the lower cost or market and consist of raw material.

Fixed assets and depreciation:

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives as follows when the property and equipment is placed in service:

                                                Estimate Useful Life
                                                     (In Years)

             Equipment                                    10
             Office furniture                              5
             Tools                                         5
             Computers and software                        5

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

Revenue Recognition:

The Company will recognize revenue when:

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

Stock based compensation:

The Company has adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 encourages the use of a fair-value-based method of accounting for stock-based awards, under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. Under SFAS 123, companies may, however, measure compensation costs for those plans using the method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Companies that apply APB No. 25 are required to include pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. The Company elected to account for options granted to employees under the provisions of APB No. 25. The Company accounts for stock options granted to consultants and others under SFAS 123.

Had the compensation expense for the stock option granted to employees been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at February 28, 2005 and February 29, 2004, the Company's net income and loss per share would have been increased to the proforma amounts indicated below:

                                            February 28,     February 29,
                                                2005             2004
      Net loss
         As reported                        $ (2,387,807)    $   (859,453)
                                            ============     ============
         Pro forma                          $ (2,873,387)    $   (903,453)
                                            ============     ============

      Loss per share
         As reported                        $      (0.04)    $      (0.01)
                                            ============     ============
         Pro forma                          $      (0.04)    $      (0.01)
                                            ============     ============

Recent pronouncements:

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

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The adoption of SFAS 123R had no effect on its consolidated financial position and results of operations.

NOTE 3 - FIXED ASSETS

Fixed assets, net consists of the following:

                                                 February 28,   February 29,
                                                     2005           2004

      Equipment                                  $  1,418,407   $    193,625
      Office furniture                                 26,327          5,216
      Tools                                            11,172            969
      Computers and software                           17,989             --
      ----------------------------------------------------------------------
                                                    1,473,895        199,810
      Less :  accumulated depreciation                  5,811            192
      ----------------------------------------------------------------------
                                                 $  1,468,084   $    199,618
      ======================================================================

Machinery and equipment acquired from NewTech Group International Inc., our parent company, by NewTech Brake Corp. have been recorded at the parent company's net book value in accordance with GAAP. This equipment, located in the Chinese assembly plant in Suzhou and in the Canadian research and development center in Blainville, Quebec, was acquired by NewTech Group International Inc. from a third party for cash.

This machinery and equipment consist of quality control equipment and a dynamometer to test the reliability and performance of the brakes. In addition, these assets include moulds that will be used for the fabrication of the components of the brakes.

As NewTech Brake Corp. is not in production yet, these assets will be depreciated when production starts.

NOTE 4 - SHORT TERM BORROWINGS

On March 14, 2000, the Company entered into a $25,000 loan agreement with a nonaffiliated party for an initial period of three months that has been extended indefinitely. The loan bears interest at 15% per annum, payable in cash or common shares of the Company, at the Company's option, at a conversion rate of 1 share for $0.0625 of interest. The loan is convertible at any time, at the lender's option, in whole or in part, to common shares of the Company at a conversion rate of $0.25 per share. The interest expense resulting from the beneficial conversion feature has been charged to the statement of operations for the year ended February 28, 2002. Substantially all of the Company's assets are pledged to guarantee the repayment of the loan. The balance of the loan at February 28, 2005 was $29,000 including unpaid interest for the fiscal years ending February 28, 2003, February 29, 2004 and February 28, 2005. This balance has been written off during the last quarter of current fiscal year. Since no legal actions have been taken by the lender to interrupt prescription during the last three years, the statute of limitation under Quebec Law has expired.

During the current fiscal year, the Company issued 2,740,000 shares of preferred stock for a total consideration of $2,740,000, in payment of advances ($671,479) from NewTech Group International Inc., a major shareholder of the Company, for acquisition of machinery and equipment ($868,581) and industrial drawings ($1,200,000). Industrial drawings consist of numerical validation analysis, product layouts, production specifications and part components which have been expensed as research and development costs in fiscal year 2005.

NOTE 5 - CONVERTIBLE DEBENTURE

On September 22, 2000, NewTech Brake Corp. entered into a convertible debenture agreement with an unaffiliated party. The amount of the debenture was $224,820 ($300,000 Canadian Dollars). The debenture bears interest of 10% per annum and expires on September 30, 2002. The debenture can be converted, at the discretion of the holder, at any time up to the expiring date into common shares of NewTech Brake Corp. at a rate of 1 share per US $0.05 of the balance outstanding which rate has been adjusted for the one-for-twenty reverse stock split. This debenture was in default from former administration (Internet VIP, Inc.). On January 7, 2004, NewTech Brake Corp. entered into an agreement with the debenture holder providing for the redemption of the convertible debenture. The agreement provides that NewTech Brake Corp. will redeem the convertible debenture with 16 equal monthly installments of $18,735 ($25,000 Canadian Dollars), including interest, commencing February 15, 2004, one installment of $17,330 ($23,126 Canadian Dollars) on June 15, 2005 and the last installment of $3,996 ($5,332 Canadian Dollars) on July 16, 2005. NewTech Brake Corp. made 8 installments of $18,735 ($25,000 Canadian Dollars) under this agreement, from February 2004 until September 2004. On January 6, 2005, NewTech Brake Corp. agreed with the debenture holder to modify the agreement providing for the redemption of the convertible debenture. The modified agreement provides that NewTech Brake Corp. will redeem the convertible debenture with 4 equal monthly installments of $8,068 ($10,000 Canadian Dollars), including interest, for the period December 15, 2004 to April 15, 2005, 8 equal monthly installments of $20,170 ($25,000 Canadian Dollars) commencing May 15, 2005 and the last installment of $11,981 ($14,851 Canadian Dollars) on January 15, 2006.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease commitment

The Company leases its production facilities in China under long-term operating lease agreement. Rent expense for all operating leases was $83,631 for the year ended February 28, 2005.

At February 28, 2005, future minimum lease payments for this lease are as follows:

                   Year ending
                   February 28,
                       2006                     $ 38,087
           -----------------------------------------------
           Total minimum lease payments         $ 38,087
           ===============================================

Finder's fees commitment

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

On October 4, 2002, the Company issued 1,190,477 shares of common stock in payment of these fees valued at $594,524. This payment is presented as "Deferred Offering Costs" in Shareholders' Equity.

Litigation

In December 1998 the Company entered into a 4 year consulting agreement with the Nais Corp., a shareholder, according to which Nais Corp. would provide the Company with financial and business public relation consulting services in consideration for $6,000 per month. In accordance with the agreement, the commitment will start when the Company reaches certain amounts of revenue as defined in the agreement. Nais Corp. claims that it is owed approximately $240,000 at February 28, 2002. Prior to March 31, 2001, management believed that this claim had no merit based on the limited revenue generation not meeting the minimum requirements of the agreement. Mr. Jack Ehrenhaus, managing director of Nais Corp. became the president of the Company during the fiscal year ended February 28, 2002, and believed at February 28, 2002, the claim has merit. At February 28, 2003, Mr. Ehrenhaus was no longer the president of the Company. Current management believes that this claim, once again, has no merit and at February 28, 2003, has reversed the liability and reflected a gain of $257,839 in the February 28, 2003 financial statements. Since no legal actions have been taken by Mr. Jack Ehrenhaus to interrupt prescription during the last three years, the statute of limitation under Quebec Law has expired.

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

In June 2003, a law firm filed a Complaint against the Company. The plaintiff alleges that it provided legal services to the Company at its request and that the Company has failed to pay for those legal services and seeks damages up to $203,176. The Company has filed a response, denying the allegations in the plaintiff's complaint and asserting various defenses. On July 22, 2004, the parties entered into an agreement to settle this action for a sum of $44,000, which sum was fully paid on October 11, 2004.

On August 21, 2003, the Company entered into an agreement with a consultant concerning business advisory services in regard to internal operations, corporate finance and other matters. As per the agreement, the Company shall pay the consultant 150,000 shares of NewTech Brake Corp. common stock. Management believes that since no services were provided by the consultant, the contract agreement is not in force; therefore no provision has been made in the financial statements.

On April 12, 2004, a consultant filed a Complaint against Newtech Brake Corp. in the Circuit Court in Florida. Newtech Brake Corp. filed a Notice of Removal, removing the case to the United States District Court in the Southern District of Florida. In its Complaint, Plaintiff alleged that Newtech Brake Corp. failed to comply with certain contractual obligations regarding the issuance and registration of stock. This consultant asserts a cause of action against Newtech Brake Corp. for damages and injunctive relief. This consultant sought damages in the amount of $823,137 as well as costs and attorney's fees. On June 1, 2004, Newtech Brake Corp. filed a Motion to Dismiss on the grounds that Newtech Brake Corp. is not a party to the contract and that this consultant failed to allege it was a registered broker-dealer. On August 23, 2004, the Motion to Dismiss was denied. On March 22, 2005, the parties entered into an agreement to settle this action for a sum of $50,000, which sum has to be paid within the next 90 days after the date of the agreement, plus 750,000 restricted shares of NewTech Brake Corp. (NWTB) owned by NewTech Group International Inc. Since the contractual obligations were between NewTech Group International Inc. and the plaintiff, this settlement will be accounted for in the NewTech Group International Inc. financial statements.

Foreign subsidiary

The Company's subsidiary manufactures all of the Company's products. This subsidiary, with net assets totaling approximately $485,760, is located in Suzhou within the People's Republic of China ("PRC"). The loss of this subsidiary or a significant reduction in product availability from this supplier could have a material adverse effect on the Company. The subsidiary's operations in the PRC are subject to special consideration and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The subsidiary's production and therefore, the Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $(2,387,807) and $(859,453) for the years ended February 28, 2005 and February 29, 2004. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Accordingly, on October 4, 2002, the Company entered into an equity line of credit agreement with Cornell Capital Partners, L.P. This agreement was terminated on February 11, 2003. On April 1, 2003, NewTech Brake entered into a new Equity Line of Credit with Cornell Capital Partners, L.P. On December 17, 2003, NewTech Brake terminated the April 1, 2003 Equity Line of Credit Agreement and on January 6, 2004, NewTech Brake entered into a new Equity Line of Credit with Cornell Capital. Cornell Capital, subject to certain terms and conditions, will purchase up to $10.0 million of the NewTech Brakes' common stock. The term of the agreement is twenty-four (24) months months from the date of effectiveness of the registration statement and NewTech Brake may, at its sole discretion, terminate the Equity Line of Credit Agreement upon ten (10) days prior written notice to Cornell Capital without further obligation to Cornell Capital. Cornell Capital will purchase the shares of common stock for a 3% discount to the lowest closing bid price of our common stock for the five (5) days immediately following the notice date. As a condition of the Equity Line of Credit, NewTech Brake has filed a Registration Statement on Form SB-2 on January 13, 2004, and the SEC must declare it effective before Cornell Capital is obligated to purchase any common stock of NewTech Brake. Since another source of financing has been offered to the Company, this source of financing may not be used by the Company.

On March 29, 2005, the Company entered into a commitment letter (the "Commitment Letter") with a potential investor (the "Investor"). Pursuant to the Commitment Letter and upon the consummation of a definitive agreement, the Company will issue 40 Class A Units and 48 Class B Units to the Investor in the principal amount equal to $22,000,000. Each Class A Unit is comprised of 1 debenture (the "Class A Debenture(s)"), having a face value of $250,000, convertible into common stock of the Company, for a total amount of $10,000,000. Each Class B Unit is composed of 1 debenture (the "Class B Debenture"), having a face value of $250,000, convertible into common stock of the Company, for a total amount of $12,000,000. Each Class A Debenture and each Class B Debenture entitles its holder to a fixed return on investment of $75,000 and $62,500, respectively, for a year for a five-year period. At the option of the Investor, the Class A Debentures and the Class B Debentures may be converted, each year, for a maximum of 20% of the face value, per year, into common stock of the Company, at a price of $1.00 per share. The Investor shall have no specific guarantee on the assets of the Company. However, upon the consummation of a definitive agreement, the Company shall agree to grant, by way of trust deed, a floating charge on the assets of the Company and the movable hypothec on the license granted by Newtech Group International Inc. for the sale and production of heavy duty truck brakes.

On May 27, 2005, the loan agreement related to the Class A Debenture for the sum of $10,000,000 and to the $3,000,000 subscription of 3,947,368 restricted common shares of NewTech Brake Corp., at a purchase price of $0.76 per share, was signed. The subscription bears an option to buy 1,973,684 restricted common shares of the Company's common stock over a period of five years, at a price of $0.76 for the first year and then the price shall be increased by 10% per year non-cumulative for each remaining year.

NOTE 8 - INCOME TAXES

The Company's evaluation of the tax benefit of its net operating loss carry forward is presented in the following table. At February 28, 2005 and February 29, 2004, the tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.

                                               February 28,        February 29,
                                                   2005                2004
                                                 --------            -------
Income tax (benefit) consists of:
  Current                                        $    --             $   --
  Deferred                                            --                 --
-------------------------------------------------------------------------------
Provision (benefit) for income taxes             $    --             $   --
===============================================================================

Reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                      February 28,  February 29,
                                                          2005         2004

Taxes computed at federal tax rate                     $(811,854)   $(292,117)
Non-deductible expenses                                    4,547       13,854
State income taxes, net of federal income tax benefit    (86,193)     (29,709)
Deferred tax asset valuation allowance                   893,500      307,972
------------------------------------------------------------------------------
Provision (benefit) for income taxes                   $      --    $      --
==============================================================================

The components of the deferred tax asset are as follows:

                                                    February 28,   February 29,
                                                        2005           2004
Deferred tax assets:
   Net operating losses and start up expenses       $ (585,527)     $ 307,972
--------------------------------------------------------------------------------

Total deferred tax assets                             (585,527)       307,972
--------------------------------------------------------------------------------

Valuation allowance:
   Beginning of year                                  (307,972)       (65,039)
   Decrease (increase) during year                     893,500       (242,933)
--------------------------------------------------------------------------------
   Ending balance                                      585,527       (307,972)
--------------------------------------------------------------------------------

Net deferred taxes                                  $       --      $      --
================================================================================

The Company has net operating carry forwards and start up cost totaling $1,556,010. The net operating losses will begin to expire in fiscal year 2025.

NOTE 9 - RELATED PARTIES

In April 2003, the Company issued, on behalf of NewTech Group International Inc., its parent company, 180,000 shares of common stock in settlement of consulting services in the amount of $108,000 in connection with the Acquisition of Assets and Change of Control Agreement, dated April 11, 2002, between NewTech Group International Inc. and Internet VIP, Inc.

In May 2004, the Company issued 2,740,000 preferred shares in payment of advances from NewTech Group International Inc. , acquisition or machinery and equipment and industrial drawings for a total consideration of $2,740,000. (See note 10)

During the current fiscal year, the Company repaid $1,459,205 to its parent company. Of the total repaid, $671,419 was settled through the issuance of the preferred shares mentioned below and $787,786 paid in cash. As at February 28, 2005, the Company has a short term receivable from NewTech Group International Inc. of $530,430.

NOTE 10 - SHAREHOLDER'S EQUITY

In April 2003, the Company issued, on behalf of NewTech Group International Inc., 180,000 shares of common stock in settlement of consulting services in the amount of $108,000 in connection with the Acquisition of Assets and Change of Control Agreement, dated April 11, 2002, between NewTech Group International Inc. and Internet VIP, Inc.

In June 2003, the Company issued 3,000,000 shares of common stock for a total subscription of $3,000,000. As of February 28, 2005, $2,489,805 has been received, leaving a subscription receivable balance of $510,195 as reported on the balance sheet in Shareholders' Equity.

In May 2004, the Company issued 2,740,000 preferred shares to NewTech Group International Inc. in payment of advances ($671,419), the acquisition of machinery and equipment ($868,581) and industrial drawings ($1,200,000) for a total consideration of $2,740,000. The machinery and equipment was recorded at the parent company net book value in accordance with GAAP. This equipment, located in the Chinese assembly plant in Suzhou and in the Canadian research and development center in Blainville, Quebec, were acquired by NewTech Group International Inc. for cash from a third party. These assets consist essentially of quality control equipment and a dynamometer to test the reliability and performance of the brakes. In addition, these assets include moulds that will be used for the fabrication of the components of the brakes. Since the Company is not in production, these assets are not being used and therefore, they are not being depreciated. In order to insure the matching of the revenues to the expenses, the depreciation of these assets will be accounted for at the beginning of the production.

In January 2005, the Company issued 12,000 shares of common stock to an employee in payment of salaries valued at $10,080 in accordance with the terms of his employment contract.

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

In February 2005, members of the Board of Directors received options to purchase a total of 187,500 shares of common stock during their terms as directors. The exercise price for these options is $0.60 per share and they expire one year after the director resigns from his directorship. As allowed under APB No. 25 "Accounting for stock option issued to employees", no compensation expense was recognized from these options.

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

The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation". During 2005 and 2004, no options were granted to consultants.

The fair value of each option is estimated present value on the date of grant using the Black Scholes option-pricing model with the assumption:

         Risk-free interest rate            4.75%
         Expected life (years)              3 - 5
         Expected volatility                0.681
         Expected dividends                 None

A summary of options for the years ended February 28, 2005 and February 29, 2004 is shown below:

                                                February 28,                        February 29,
                                                    2005                                2004
                                      ----------------------------------------------------------------------
                                         Number of         Weighted          Number of         Weighted
                                           shares          average             shares          average
                                                        exercise price                      exercise price
        Outstanding at beginning of
           period                          825,000           $ 0.52            625,000           $ 0.50
        Granted                            729,250             0.85            200,000             0.60
        Exercised                               --               --                 --               --
        Forfeited                               --               --                 --               --
        ----------------------------------------------------------------------------------------------------
         Outstanding at end of
           period                        1,554,250           $ 0.67            825,000           $ 0.52
        ====================================================================================================
         Exercisable at end of
           period                        1,554,250                             825,000
        ====================================================================================================

NOTE 12 -  CURRENCY RATES

For the purpose of conversion from Canadian Dollars to U.S. Dollars, the end of the month and twelve month average exchange rates were used, where applicable. The month end rate, as quoted on the Oanda Website, was $0.80678 Canadian Dollars to 1 U.S. Dollar at February 28, 2005 and $0.7494 at February 29, 2004.

The average rate for the periods ending February 28, 2005 and February 29, 2004 was $0.77832 and $0.73394, respectively, Canadian Dollars to $1 U.S. Dollar.

NOTE 13 - SUBSEQUENT EVENTS

Since March 1, 2005, the Company received the total balance of $510,195 of the subscription receivable in relation to the 3,000,000 shares of common stock that had been issued by the Company in June 2003.

On March 29, 2005, the Company entered into a commitment letter (the "Commitment Letter") with a potential investor (the "Investor"). Pursuant to the Commitment Letter and upon the consummation of a definitive agreement, the Company will issue 40 Class A Units and 48 Class B Units to the Investor in the principal amount equal to $22,000,000. Each Class A Unit is comprised of 1 debenture (the "Class A Debenture(s)"), having a face value of $250,000, convertible into common stock of the Company, for a total amount of $10,000,000. Each Class B Unit is composed of 1 debenture (the "Class B Debenture"), having a face value of $250,000, convertible into common stock of the Company, for a total amount of $12,000,000. Each Class A Debenture and each Class B Debenture entitles its holder to a fixed return on investment of $75,000 and $62,500, respectively, for a year for a five-year period. At the option of the Investor, the Class A Debentures and the Class B Debentures may be converted, each year, for a maximum of 20% of the face value, per year, into common stock of the Company, at a price of $1.00 per share. The Investor shall have no specific guarantee on the assets of the Company. However, upon the consummation of a definitive agreement, the Company shall agree to grant, by way of trust deed, a floating charge on the assets of the Company and the movable hypothec on the license granted by Newtech Group International Inc. for the sale and production of heavy duty truck brakes.

On May 27, 2005, the loan agreement related to the Class A Debenture for the sum of $10,000,000 and to the $3,000,000 subscription of 3,947,368 restricted common shares of NewTech Brake Corp., at a purchase price of $0.76 per share, was signed. The subscription bears an option to buy 1,973,684 restricted common shares of the Company's common stock over a period of five years, at a price of $0.76 for the first year and then the price shall be increased by 10% per year non-cumulative for each remaining year.

Management of the Company believes that this Commitment Letter and the closing of the Class A Debenture and the subscription with the investor will permit the Company to meet its short-term and long-term obligations of $654,092 as at February 28, 2005, and finance future operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There has been a change in the Company's certifying accountant in order to comply with the American Stock Exchange (AMEX) requirements.

      On March 22, 2004, the Board of Directors retained the firm of Daszkal Bolton LLP, certified public accountants, as the Company's principal independent accountants. Daszkal Bolton LLP will audit the Company's annual consolidated financial statements and review the Company's quarterly consolidated financial statements. In compliance with the Securities Exchange Act of 1934, as amended, a Form 8-K was filed to that effect on March 23, 2004. Mr. Mark Cohen submitted his resignation on March 22, 2004.

ITEM 8A. CONTROLS AND PROCEDURES

(A)   Evaluation Of Disclosure Controls And Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-KSB.

(B)   Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended February 28, 2005, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Directors serve for one year terms and until their successors are elected and assume office. As of June 3, 2005, the following constituted the Board of
Directors:

      NewTech Brake's directors and executive officers are as follows:

      NAME                      AGE      POSITION

      Yvon Rancourt             59       President, Chief Operating Officer,
                                           Chief Executive Officer and Chairman
                                           of the Board

      Claude Rancourt           56       Director, Secretary

      Gilbert Lasnier           48       Director

      Marc-Antoine Gratton      52       Director

      Louis Lacroix             64       Director

      Francois Houle            52       Director

      The following is a brief description of the background of the directors and executive officers of NewTech Brake.

Yvon Rancourt

      Mr. Yvon Rancourt became Chairman of the Board of Directors and Chief Operating Officer of NewTech Brake Corp. effective April 19, 2002. Mr. Rancourt became President and interim C.E.O. and C.F.O. of NewTech Brake Corp. on October 4, 2002. Mr. Rancourt is the inventor of the NewTech "Full Contact"(R) Disc Brake and was one of the founders and principal patent filers at NewTech Group International Inc. Since the beginning of NewTech Group International Inc. in 1991, Mr. Rancourt has been serving as Chairman of the Board of Directors and Chief Operating Officer of NewTech Group International Inc. Yvon Rancourt is the brother of Claude Rancourt.

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

Resignation Of Directors And Officers

      None

Compensation Of Directors

      The Board of Directors has not received compensation for acting as a director. The Board of Directors received options to purchase 125,000 shares of common stock per year during their terms as directors. These options are granted on the last day of each quarter at an exercise price equivalent to the closing price of the stock on the day they are granted and they expire one year after the director resigns from his directorship. During the fiscal year 2005, 729,250 of these options have been granted to 6 directors.

Code Of Business Conduct And Ethics For Newtech Brake Corp.

      The Company has adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer. Our Code of Ethics is attached to its previous 10-KSB filing for February 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and beneficial owners of more than ten percent of any class of Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and beneficial owners of more than ten percent are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ending February 28, 2005, we are aware that NewTech Group International Inc., which is a more than 10% stockholders of NewTech Brake Corp., failed to make a filing on options to buy 1,166,667 shares owned by Cornell Capital Partners, LP at a price of $0.40, which options have been transferred from Yvon Rancourt, director of NewTech Brake Corp., on April 1st, 2003.

      During the fiscal year ending February 28, 2005, we were aware of one of the Company's directors failing to file a report on a timely basis with respect to the sales of shares of the Company. Mr. Gilbert Lasnier disposed of securities during the month of February 2005 that were reported late. Eight transactions were reported on two Forms 4 filed on February 25, 2005 and March 16, 2005 for a total of 32,000 common shares.

      Transaction date     Number of shares disposed    Date of filing of Form 4
          02-15-05                   1,000                  February 25, 2005
          02-15-05                   2,000                  February 25, 2005
          02-16-05                   1,000                  February 25, 2005
          02-17-05                   2,000                  February 25, 2005
          02-17-05                   2,000                  February 25, 2005
          02-17-05                   4,000                  February 25, 2005
          02-24-05                  10,000                     March 16, 2005
          02-25-05                  10,000                     March 16, 2005

      We were also aware that the directors have not filed Forms 4 in connection with options granted for their services as members of the Board of Directors. The Company will work with its directors to remedy these delinquent filings.

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE
                             Option/SAR Grants Table

                                        ANNUAL COMPENSATION                           LONG-TERM COMPENSATION
                      -----------------------------------------------   ---------------------------------------------------
                                                                                  AWARD                    PAYOUTS
                                                                        -----------------------   -------------------------
                                                                        RESTRICTED
NAME AND PRINCIPAL                                       OTHER ANNUAL   STOCK        OPTIONS/       LTIP        ALL OTHER
  POSITION            YEAR      SALARY        BONUS      COMPENSATION    AWARD(S)      SAR'S       PAYOUTS    COMPENSATION
                                 ($)           ($)           ($)           (#)          (#)          ($)           ($)
-----------------     ----     --------     --------        --------     ---------   ----------   --------       --------
Yvon Rancourt(1)      2005     $ 58,212     $      0        $      0             0      125,000   $      0       $      0
Chairman,             2004     $      0     $      0        $      0             0            0   $      0       $      0
  President,
Chief Executive       2003     $      0     $      0        $      0             0      125,000   $      0       $      0
  Officer &
Chief Financial
  Officer

(1) Mr. Yvon Rancourt was appointed Chairman of NewTech Brake Corp. on April 19, 2002, he has been Chief Executive Officer and Chief Financial Officer since October 4, 2002.

Option/SAR Grants in Last Fiscal Year

      None

Individual Grants

      None

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the information as of June 3, 2005 regarding the beneficial ownership of the Company's Common Stock, $.0001 par value, as of the date hereof and after the Offering by (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding shares of Common Stock, (ii) each director and executive officer of the Company who owns shares and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares of Common Stock are owned by the individual named as sole record and beneficial owner with exclusive power to vote and dispose of such shares. None of the people listed below owns any other securities of the Company. There are no arrangements, other than those mentioned in the `Subsequent Events' section of this document (see above) which may result in a change in control of the Company.

                                                                             COMMON STOCK
                                                                          BENEFICIALLY OWNED
                                                                  ----------------------------------
NAME/ADDRESS                                    TITLE OF CLASS          NUMBER            PERCENT(1)
-------------------------------------           --------------    -------------------     ----------
Yvon Rancourt                                   Common stock           750,000(2) (3)        1.10%
779 Industrial Blvd.
Blainville, Quebec J7C 3V3

NewTech Group International Inc.(3)             Common stock        49,756,785(3)           72.82%
779 Industrial Blvd.
Blainville, Quebec J7C 3V3

Claude Rancourt                                 Common stock           250,000(2) (3)            *
779 Industrial Blvd.
Blainville, Quebec J7C 3V3

Gilbert Lasnier                                 Common stock           250,000(2)                *
779 Industrial Blvd.
Blainville, Quebec J7C 3V3

Marc-Antoine Gratton                            Common stock           250,000(2)                *
779 Industrial Blvd.
Blainville, Quebec  J7C 3V3

Louis Lacroix                                   Common stock           305,250(2)                *
779 Industrial Blvd.
Blainville, Quebec  J7C 3V3

Francois Houle                                  Common stock           169,250(4)                *
779 Industrial Blvd.
Blainville, Quebec  J7C 3V3

All Directors and Officers as a Group(3) (5)    Common stock        51,731,285              75.71%
779 Industrial Blvd.
Blainville, Quebec J7C 3V3

*     Represents less than 1%.

(1) Applicable percentage of ownership is based on 66,971,872 shares of common stock outstanding as of June 3, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of June 3, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of June 3, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes an option to purchase 125,000 shares of common stock at an exercise price of $0.50 per share, an option to purchase 31,250 shares of common stock at an exercise price of $1.10 per share, an option to purchase 31,250 shares of common stock at an exercise price of $0.85 per share, an option to purchase 31,250 shares of common stock at an exercise price of $0.86 per share and an option to purchase 31,250 shares of common stock at an exercise price of $0.60 per share.

(3) Pursuant to the Asset Transfer and Change of Control Agreement, dated April 11, 2002, by and between the Company and NewTech Group International Inc., NewTech Brake issued 59,800,000 shares of NewTech Brake's common stock to NewTech Group International Inc. as payment for product licensing and distribution rights. Subsequently, NewTech Group International Inc. transferred 10,043,215 shares, leaving 49,756,785 shares of common stock. The two majority shareholders of NewTech Group International Inc. are Mr. Yvon Rancourt and Mr. Claude Rancourt which hold respectively 25.5% of the total outstanding shares of NewTech Group International Inc. Together they are majority shareholders of NewTech Group International Inc. which represents 51% of the total outstanding shares of NewTech Group International Inc. Accordingly, Mr. Yvon Rancourt and Mr. Claude Rancourt are deemed to be the beneficial owners of the shares in NewTech Brake held by NewTech Group International Inc.

(4) Includes an option to purchase 10,500 shares of common stock at an exercise price of $1.10 per share, an option to purchase 31,250 shares of common stock at an exercise price of $0.85 per share, an option to purchase 31,250 shares of common stock at an exercise price of $0.86 per share and an option to purchase 31,250 shares of common stock at an exercise price of $0.60 per share.

(5)   Consists of 6 individuals

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On May 31, 2004, the Company issued 2,740,000 shares of preferred stock to NewTech Group International Inc. in payment of advances ($671,419), the acquisition of machinery and equipment ($868,581) and industrial drawings ($1,200,000) for a total consideration of $2,740,000.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)   List of exhibits

Exhibit No.    Description                                                   Location
------------------------------------------------------------------------------------------------------------------------
3.1            Internet VIP, Inc.'s Certificate of Incorporation             Incorporated by reference to Exhibit 2.1 in
                                                                             the Registration Statement on Form 10-SB
                                                                             12G/A filed with the SEC on August 5, 1999

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

Exhibit No.    Description                                                   Location
------------------------------------------------------------------------------------------------------------------------
10.16          Placement Agent Agreement, dated October 4, 2002, by and      Incorporated by reference to Exhibit 10.16 in
               between NewTech Brake Corp. and Westrock Advisors, Inc.       the Quarterly Report on Form 10-QSB filed
                                                                             with SEC on October 21, 2002

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

10.22          Letter, dated March 18, 2005 from FONDACTION CSN to NewTech   Provided herewith
               Brake Corp.

14.1           Code of business conduct and ethics for NewTech Brake Corp.   Incorporated by reference to Exhibit 99.1 in
                                                                             the Annual Report on Form 10-KSB filed with
                                                                             SEC on June 14, 2004

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

32.2           Certification Pursuant to 18 U.S.C. Section 1350              Provided herewith

      (b)   Reports on Form 8-K.

            No reports were filed during the last quarter of the period covered by this report.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Fees Billed by Daszkal Bolton LLP during Fiscal Years 2005 and 2004

      During the fiscal years ended February 28, 2005 and February 29, 2004, Daszkal Bolton LLP provided various audit and audit related services to NewTech Brake Corp. The fees associated with those services are as follows:

                                            February 28,        February 29,
                                                2005                2004
                                            -----------         -----------
Audit fees (1)                                 33,722              29,480
================================================================================

(1) Audit fees include the financial statement audit (including required quarterly reviews) and other procedures required to be performed by the independent auditors to be able to form an opinion on our consolidated financial statements.

Determination of Independence

Our Board of Directors has determined that the fees received by Daszkal Bolton LLP for professional services are compatible with maintaining Daszkal Bolton LLP's independence.

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

Date:    June 3, 2005                   By:      /s/ Yvon Rancourt
                                                 ------------------
                                                 Yvon Rancourt
                                                 President,
                                                 Chief Operating Officer and
                                                 Acting  Chief Executive Officer
                                                 Acting Chief Financial Officer
                                                 Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Yvon Rancourt                                   Date:    June 3, 2005
--------------------------------
Yvon Rancourt, President,
         Chief Operating Officer and
         Acting  Chief Executive Officer
         Acting Chief Financial Officer
         Principal Accounting Officer

/s/ Claude Rancourt                                 Date:    June 3, 2005
--------------------------------
Claude Rancourt, Secretary

/s/ Marc-Antoine Gratton                            Date:    June 3, 2005
--------------------------------
Marc-Antoine Gratton, Director

/s/ Gilbert Lasnier                                 Date:    June 3, 2005
--------------------------------
Gilbert Lasnier, Director

/s/ Louis Lacroix                                   Date:    June 3, 2005
--------------------------------
Louis Lacroix, Director

/s/ Francois Houle                                  Date:    June 3, 2005
--------------------------------
Francois Houle, Director