Form 10QSB
period 2005-05-31
NEWTECH BRAKE CORP
filed 2005-07-15
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

      For the quarterly period ended May 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

As of July 15, 2005, the Registrant had 66,971,872 shares of its common stock outstanding and 2,740,000 shares of its preferred stock outstanding.


Transitional Small Business Disclosure Format:  YES |_| NO |X|

                              Index to Form 10-QSB
                       For the Quarter ended May 31, 2005

                                                                           Page

PART I.      FINANCIAL INFORMATION

    Item 1.  Condensed Consolidated Financial Statements (Unaudited)

             Balance Sheet (unaudited) as of May 31, 2005                     1

             Statement of Operations (unaudited) for the period from July
               1, 2002 (inception) to May 31, 2 2005 and for the three
               month periods ended May 31, 2005 and 2004                      2

             Statement of Stockholders' Equity (unaudited)                    3

             Statement of Cash Flows (unaudited) for the period from July
               1, 2002 (inception) to May 31, 4 2005 and for the three
               month periods ended May 31, 2005 and 2004                      4

             Notes to the Condensed Consolidated Financial Statements         5

    Item 2.  Plan of Operations/Management's Discussion and Analysis         13

    Item 3.  Controls and Procedures                                         15

PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings                                               16

    Item 2.  Changes in Securities                                           17

    Item 3.  Defaults Upon Senior Securities                                 17

    Item 4.  Submission of Matters to a Vote of Security Holders             17

    Item 5.  Other Information                                               17

    Item 6.  Exhibits and Reports on Form 8-K                                17

ITEM 1. FINANCIAL STATEMENTS

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
MAY 31, 2005
(UNAUDITED)

                                  Assets

Current assets
  Cash and cash equivalents                                                           $ 352,573
  Other receivables                                                                      21,118
   Inventory                                                                             44,962
   Deposits                                                                              41,586
   Short term advances (related party)                                                    4,907
---------------------------------------------------------------------------------------------------
    Total current assets                                                                465,146

Fixed assets, net                                                                     1,480,843
---------------------------------------------------------------------------------------------------

    Total assets                                                                    $ 1,945,989
---------------------------------------------------------------------------------------------------

                   Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable and accrued liabilities                                            $ 394,395
  Current portion of long term debt                                                     157,808
---------------------------------------------------------------------------------------------------

    Total current liabilities                                                           552,203
---------------------------------------------------------------------------------------------------

    Total liabilities                                                                   552,203
---------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' Equity
  Preferred stock; $.0001 par value; 10,000,000 shares authorized; issued
    and outstanding - 2,740,000                                                             274
  Common Stock, $.0001 par value; 200,000,000 shares authorized; issued
    and outstanding - 66,971,872                                                          6,703
  Paid in Capital                                                                    11,244,708
  Other comprehensive income (loss)                                                   (106,251)
  Accumulated deficit prior to July 1, 2002                                         (5,124,642)
  Accumulated deficit from inception of development stage on July 1, 2002           (4,627,006)
---------------------------------------------------------------------------------------------------

    Total shareholder's equity                                                        1,393,786
---------------------------------------------------------------------------------------------------

    Total liabilities and shareholder's equity                                      $ 1,945,989
---------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD FROM JULY 1, 2002 (INCEPTION) TO MAY 31, 2005, FOR THE THREE MONTH PERIODS ENDED MAY 31, 2005 AND 2004 (UNAUDITED)

                                                             Cumulative Amounts
                                                             from July 1, 2002
                                                               (Inception) to          Three month periods ended May 31,
                                                                May 31, 2005                2005                    2004
                                                           ----------------------- ----------------------- ------------------------
Revenues                                                              $      -                $      -                 $     -

Cost of Sales                                                                -                       -                       -
-----------------------------------------------------------------------------------------------------------------------------------

Gross Profit (loss)                                                          -                       -                       -
-----------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Industrial drawings costs                                          1,200,000                       -                1,200,000
  Marketing                                                            142,373                  21,504                    2,625
  Salaries and payroll related                                       1,176,498                 267,428                  132,156
  Professional Fees                                                    676,655                  41,705                   65,955
  Consulting services                                                  109,159                       -                        -
  Travel                                                               161,558                  18,573                    6,030
  Selling, general and administrative expenses                         642,244                 181,874                   52,874
-----------------------------------------------------------------------------------------------------------------------------------

    Total operating expenses                                         4,108,487                 531,084                1,459,640
-----------------------------------------------------------------------------------------------------------------------------------

Loss before other income (expense)                                 (4,108,487)               (531,084)              (1,459,640)
-----------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Gain on write-off of liabilities                                     257,839                       -                        -
  Offering costs                                                     (594,524)               (594,524)                        -
  Interest expense                                                   (172,397)                (64,418)                  (8,105)
  Foreign exchange loss                                                (9,437)                       -                        -
-----------------------------------------------------------------------------------------------------------------------------------

   Total other income (expense)                                      (518,519)               (658,942)                  (8,105)
-----------------------------------------------------------------------------------------------------------------------------------


Net Loss                                                          $(4,627,006)            $(1,190,026)            $ (1,467,745)
-----------------------------------------------------------------------------------------------------------------------------------


Basic weighted average common shares outstanding                                              66,971,872               66,959,872
-----------------------------------------------------------------------------------------------------------------------------------


Basic and diluted Loss per common share                                                     $   (0.02)               $   (0.02)
-----------------------------------------------------------------------------------------------------------------------------------


     See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                Common Stock                      Preferred Stock
                                                           Shares              Amount           Shares        Amount
                                                       -------------           -------         ----------     --------

Balance, February 28, 2005                                66,971,872           $ 6,703          2,740,000      $   274

Receipt of subscription receivable

Gain on write-off of liabilites

Deferred offering costs reclassified to operation

Foreign currency translation adjustment

Net loss - three month period ended May 31, 2005
                                                       -------------           -------         ----------     --------
Balance May 31, 2005                                      66,971,872           $ 6,703          2,740,000      $   274
                                                       =============           =======         ==========     ========



                                                         Paid-in           Subscriptions       Deferred       Accumulated
                                                          Capital           Receivable      Offering Costs      Deficit
                                                      --------------        -----------        ----------     ------------

Balance, February 28, 2005                             $  11,227,992        $   (510,195)      $ (594,524)    $ (8,561,622)

Receipt of subscription receivable                                               510,195

Gain on write-off of liabilites                               16,716

Deferred offering costs reclassified to operation                                                 594,524

Foreign currency translation adjustment

Net loss - three month period ended May 31, 2005                                                                (1,190,026)
                                                      --------------        -----------        ----------     ------------
Balance May 31, 2005                                    $ 11,244,708         $       --        $       --     $ (9,751,648)
                                                      ==============        ===========        ==========     ============


                                                       Accumulated
                                                          other             Total
                                                       omprehensive      Stockholders'
                                                       ncome (loss)         Equity
                                                       -----------       ------------

Balance, February 28, 2005                             $  (117,414)      $  1,451,214

Receipt of subscription receivable                                            510,195

Gain on write-off of liabilites                                                16,716

Deferred offering costs reclassified to operation                             594,524

Foreign currency translation adjustment                     11,163             11,163

Net loss - three month period ended May 31, 2005                           (1,190,026)
                                                       -----------       ------------
Balance May 31, 2005                                   $  (106,251)      $  1,393,786
                                                       ===========       ============


See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIOD FROM JULY 1, 2002 (INCEPTION) TO MAY 31, 2005, FOR THE THREE MONTH PERIODS ENDED MAY 31, 2005 AND 2004 (UNAUDITED)

                                                                       Cumulative Amounts from      Three month periods
                                                                             July 1, 2002              ended May 31,
                                                                            (Inception) to          2005            2004
                                                                             May 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                   $  (4,627,006)    $ (1,190,026)    $(1,467,745)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Stock based compensation                                                       175,000                -               -
     Stock issued for interest payments                                              12,145                -               -
     Stock issued in payment of industrial drawings costs                         1,200,000                -       1,200,000
     Stock issued in payment of salary                                               10,080                -               -
     Depreciation                                                                    85,754           17,573             360
     Offering costs                                                                 594,524          594,524               -
     Gain on write-off of liabilities                                              (257,839)               -               -
   Changes in Operating assets and liabilities:
     Other receivables                                                              (13,099)          (8,350)          1,067
     Inventory                                                                      (44,962)             (19)              -
     Deposits                                                                       (41,586)         (25,513)        (39,016)
     Accounts payable and other liabilities                                         425,196          (63,198)          1,967
------------------------------------------------------------------------------------------------------------------------------

       Net cash used in operating activities                                     (2,481,793)        (675,009)       (303,367)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and equipment                                              (633,056)         (30,332)        (10,167)
------------------------------------------------------------------------------------------------------------------------------

       Net cash used in investing activities                                       (633,056)         (30,332)        (10,167)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long term debt                                                      (67,012)         (21,975)        (53,224)
   Proceeds from:
     Stockholder's capital contribution, net                                      3,000,000          510,195         765,111
     Short term borrowings (repayment) (related party)                              574,597          525,523        (353,556)
------------------------------------------------------------------------------------------------------------------------------

       Net cash provided by financing activities                                  3,507,585        1,013,743         358,331
------------------------------------------------------------------------------------------------------------------------------

   Effect of exchange rate changes on cash                                          (40,16)           11,163          16,659
   Net increase in cash                                                             352,573          319,565          61,456
   Cash, beginning of period                                                              -           33,008          99,090
------------------------------------------------------------------------------------------------------------------------------
   Cash, end of period                                                              352,573          352,573     $   160,546
------------------------------------------------------------------------------------------------------------------------------

  Interest paid                                                               $      39,742     $      4,453     $     6,670
  Income taxes paid                                                                       -                -     $         -

   Supplemental Schedule of noncash investing and financing activities:
    Common stock issued for repayment of accounts payable                     $      55,721     $          -     $         -
    Common shares issued for repayment of short term borrowings               $      67,172     $          -     $         -
    Common shares issued in payment of deferred offering costs                $     594,524     $          -     $         -
    Common stock issued for repayment of short term borrowings (related
      party)                                                                  $     108,000     $          -     $         -
    Preferred stock issued for repayment of short term borrowings
      (related party)                                                         $     671,419     $          -     $   671,419
    Preferred stock issued for acquisition of machinery and equipment         $     868,581     $          -     $   868,581


See accompanying notes to condensed consolidated financial statements.

                               NEWTECH BRAKE CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  MAY 31, 2005


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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended February 28, 2005 included in the Form 10-KSB filed with the Securities and Exchange Commission.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements for the three month periods ended May 31, 2005 and 2004 include the accounts of the parent company, Newtech Brake Corp. and its subsidiary, NewTech Brake Mfg. (Suzhou) Co., Ltd. All significant intercompany accounts and transactions have been eliminated. The fiscal year end of the Company and its subsidiary is February 28.

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

Fair value of Financial Instruments:

The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables, deposits, short term advances, accounts payable, accrued liabilities, notes payable and advance payable approximate their fair values because of the immediate or short-term maturity of these financial instruments.

Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. At May 31, 2005 and 2004 the Company had no cash equivalents.

Inventory valuations:

Inventories are valued at the lower cost or market and consist of raw material.

Fixed assets and depreciation:

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the declining balance basis method at the following annual rates when the property and equipment is placed in service:


               Equipment                               10 and 20%
               Office furniture                            10%
               Tools                                       20%
               Computers and software                      50%


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

Had the compensation expense for the stock option granted to employees been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at May 31, 2005 and 2004, the Company's net income and loss per share would have been increased to the proforma amounts indicated below:

                                             May 31,             May 31,
                                               2005                2004
                   Net loss
                      As reported         $(1,090,026)        $(1,467,745)
                                           ===========         ===========
                      Pro forma           $(1,286,901)        $(1,629,493)
                                           ===========         ===========

                   Loss per share
                      As reported         $     (0.02)           $  (0.02)
                                               ======              ======
                      Pro forma           $     (0.02)           $  (0.02)
                                               ======              ======

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

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

NOTE 3 - CONTINGENCIES

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

On April 12, 2004, a consultant filed a Complaint against Newtech Brake Corp. in the Circuit Court in Florida. Newtech Brake Corp. filed a Notice of Removal, removing the case to the United States District Court in the Southern District of Florida. In its Complaint, Plaintiff alleged that Newtech Brake Corp. failed to comply with certain contractual obligations regarding the issuance and registration of stock. This consultant asserts a cause of action against Newtech Brake Corp. for damages and injunctive relief. This consultant sought damages in the amount of $823,137 as well as costs and attorney's fees. On June 1, 2004, Newtech Brake Corp. filed a Motion to Dismiss on the grounds that Newtech Brake Corp. is not a party to the contract and that this consultant failed to allege it was a registered broker-dealer. On August 23, 2004, the Motion to Dismiss was denied. On March 22, 2005, the parties entered into an agreement to settle this action for a sum of $50,000, which sum has to be paid within the next 90 days after the date of the agreement, plus 750,000 restricted shares of NewTech Brake Corp. (NWTB). Since the contractual obligations were between NewTech Group International Inc. and the plaintiff, this settlement will be accounted for in the NewTech Group International Inc. financial statements.

Foreign subsidiary

The Company's subsidiary manufactures all of the Company's products. This subsidiary, with net assets totaling approximately $810,579, is located in Suzhou within the People's Republic of China ("PRC"). The loss of this subsidiary or a significant reduction in product availability from this supplier could have a material adverse effect on the Company. The subsidiary's operations in the PRC are subject to special consideration and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The subsidiary's production and therefore, the Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $(1,190,026) for the three month period ended May 31,2005 and $(2,387,807) for the year ended February 28, 2005. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Accordingly, on October 4, 2002, the Company entered into an equity line of credit agreement with Cornell Capital Partners, L.P. This agreement was terminated on February 11, 2003. On April 1, 2003, NewTech Brake entered into a new Equity Line of Credit with Cornell Capital Partners, L.P. On December 17, 2003, NewTech Brake terminated the April 1, 2003 Equity Line of Credit Agreement and on January 6, 2004, NewTech Brake entered into a new Equity Line of Credit with Cornell Capital. Cornell Capital, subject to certain terms and conditions, will purchase up to $10.0 million of the NewTech Brakes' common stock. The term of the agreement is twenty-four (24) months from the date of effectiveness of the registration statement and NewTech Brake may, at its sole discretion, terminate the Equity Line of Credit Agreement upon ten (10) days prior written notice to Cornell Capital without further obligation to Cornell Capital. Cornell Capital will purchase the shares of common stock for a 3% discount to the lowest closing bid price of our common stock for the five (5) days immediately following the notice date. As a condition of the Equity Line of Credit, NewTech Brake has filed a Registration Statement on Form SB-2 on January 13, 2004, and the SEC must declare it effective before Cornell Capital is obligated to purchase any common stock of NewTech Brake. Since another source of financing has been offered to the Company, this source of financing may not be used by the Company.

On March 29, 2005, the Company entered into a commitment letter (the "Commitment Letter") with a potential investor (the "Investor"). Pursuant to the Commitment Letter and upon the consummation of a definitive agreement, the Company will issue 40 Class A Units and 48 Class B Units to the Investor in the principal amount equal to $22,000,000. Each Class A Unit is comprised of 1 debenture (the "Class A Debenture(s)"), having a face value of $250,000, convertible into common stock of the Company, for a total amount of $10,000,000. Each Class B Unit is composed of 1 debenture (the "Class B Debenture"), having a face value of $250,000, convertible into common stock of the Company, for a total amount of $12,000,000. Each Class A Debenture and each Class B Debenture entitles its holder to a 30% and a 25% fixed return on investment of $75,000 and $62,500, per year, for a total amount of $375,000 and $312,500 over five years respectively. At the option of the Investor, the Class A Debentures and the Class B Debentures may be converted, each year, for a maximum of 20% of the face value, into common stock of the Company, at a price of $1.00 per share. The Investor shall have no specific guarantee on the assets of the Company. However, upon the consummation of a definitive agreement, the Company shall agree to grant, by way of trust deed, and a movable hypothec on the license granted by Newtech Group International Inc. for the sale and production of heavy duty truck brakes. The Company has the right to repay in advance all or part of the face value of the debentures. However in the event of repayment in advance and regardless of the time elapsed the holder shall receive the full payment of the return on investment totaling $375,000 or $312,500.

On May 27, 2005, the loan agreement related to the Class A Debenture for the sum of $10,000,000 and to the $3,000,000 subscription of 3,947,368 restricted common shares of NewTech Brake Corp., at a purchase price of $0.76 per share, and the movable hypothec, were signed. The subscription bears an option to buy 1,973,684 restricted common shares of the Company's common stock over a period of five years, at a price of $0.76 for the first year and then the price shall be increased by 10% per year non-cumulative for each remaining year.

Management of the Company believes that this Commitment Letter and the closing of the Class A Debenture and the subscription with the investor will permit the Company to meet its short-term and long-term obligations of $552,203 as at May 31, 2005, and finance future operations.

NOTE 5 - INCOME TAXES

The Company's evaluation of the tax benefit of its net operating loss carry forward is presented in the following table. At May 31, 2005 and February 28, 2005, the tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.

                                                                               May 31,               February 28,
                                                                                 2005                    2005
Income tax (benefit) consists of:
  Current                                                                      $         -              $      -
  Deferred                                                                               -                     -
-----------------------------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes                                           $         -              $      -
-----------------------------------------------------------------------------------------------------------------------

Reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                                               May 31,               February 28,
                                                                                 2005                    2005

Taxes computed at federal tax rate                                             $  (404,609)             $ (811,854)
Non-deductible expenses                                                                334                   4,547
State income taxes, net of federal income tax benefit                              (43,163)                (86,193)
Deferred tax asset valuation allowance                                             447,437                 893,500
-----------------------------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes                                           $         -              $        -
-----------------------------------------------------------------------------------------------------------------------

The components of the deferred tax asset are as follows:

                                                                               May 31,               February 28,
                                                                                 2005                    2005
Deferred tax assets:
   Net operating losses and start up expenses                                  $  (754,035)             $ (585,527)
-----------------------------------------------------------------------------------------------------------------------

Total deferred tax assets                                                         (754,035)               (585,527)
-----------------------------------------------------------------------------------------------------------------------

Valuation allowance:
   Beginning of year                                                             1,201,472                (307,972)
   Decrease (increase) during year                                                 447,437                 893,500
-----------------------------------------------------------------------------------------------------------------------
   Ending balance                                                                  754,035                 585,527
-----------------------------------------------------------------------------------------------------------------------

Net deferred taxes                                                             $         -              $        -
-----------------------------------------------------------------------------------------------------------------------

The Company has net operating carry forwards and start up cost totaling $2,745,054. The net operating losses will begin to expire in fiscal year 2025.

NOTE 6 - RELATED PARTIES

During the three month period ended May 31, 2005, the Company received advances amounting to $525,523 from its parent company. As at May 31, 2005, the Company has a short term receivable from NewTech Group International Inc. of $4,907.

NOTE 7 - SHAREHOLDER'S EQUITY

During the three month period ended May 31, 2005, the Company received the total balance of $510,195 of the subscription receivable in relation to the 3,000,000 shares of common stock that had been issued by the Company in June 2003.

NOTE 8 - STOCK OPTIONS

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

In May 2005, members of the Board of Directors received options to purchase a total of 187,500 shares of common stock during their terms as directors. The exercise price for these options is $1.80 per share and they expire one year after the director resigns from his directorship. As allowed under APB No. 25 "Accounting for stock option issued to employees", no compensation expense was recognized from these options.

The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation". During the three month period ended May 31, 2005 and 2004, no options were granted to consultants.

The fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the assumption:

         Risk-free interest rate            4.75%
         Expected life (years)              3 - 5
         Expected volatility                0.681
         Expected dividends                 None

A summary of options for the three month periods ended May 31, 2005 and 2004 is shown below:

                                                May 31,                                May 31,
                                                  2005                                   2004
                                       -------------------------------     ---------------------------------
                                         Number of     Weighted average      Number of      Weighted average
                                           shares       exercise price         shares       exercise price
        Outstanding at beginning of
           period                        1,554,250         $ 0.67              825,000           $ 0.52
        Granted                            187,500           1.80              166,750             1.10
        Exercised                                -              -                    -                -
        Forfeited                                -              -                    -                -
        --------------------------------------------------------------     ---------------------------------
         Outstanding at end of period    1,741,750         $ 0.80              991,750           $ 0.62
        --------------------------------------------------------------     ---------------------------------
         Exercisable at end of period    1,741,750                             991,750
        --------------------------------------------------------------     ---------------------------------


NOTE 9 - CURRENCY RATES

For the purpose of conversion from Canadian Dollars to U.S. Dollars, the end of the month and three month average exchange rates were used, where applicable. The month end rate, as quoted on the Oanda Website, was $0.79618 Canadian Dollars to 1 U.S. Dollar at May 31, 2005 and $0.73378 at May 31, 2004.

The average rate for the three month periods ending May 31, 2005 and 2004 was $0.80989 and $0.74153, respectively, Canadian Dollars to $1 U.S. Dollar.

ITEM 2. PLAN OF OPERATIONS/MANAGEMENT'S DISCUSSION AND ANALYSIS


Forward-Looking Statements

This filing contains forward-looking statements, including statements regarding, among other things, (a) the growth strategies of the Company, (b) anticipated trends in the Company's industry, (c) the Company's future financing plans and
(d) the Company's ability to obtain financing and continue operations. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


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


NewTech Brake Corp.

Under the name of NewTech Brake Corp., our new business is to identify, develop and exploit, under licenses bought from NewTech Group International Inc., opportunities to provide a new generation of safer, more efficient and cost-effecting "Full Contact"(R) disc brakes and related components to the global heavy vehicle market.


Results Of Operations


         Three Month Periods Ended May 31, 2005 and 2004

Lower operating and development expenses in the three month period ended May 31, 2005 resulted in a loss of $1,190,026 compared to a loss of $1,467,745 for the same period ended May 31, 2004, a decrease of $277,719 or 18.9%. This decrease was primarily attributable to industrial drawings acquired from NewTech Group International Inc., during the three month period ended May 31, 2004, which represent research and development expense. During the three month period ended May 31, 2005, deferred offering costs, amounting to $594,524, have been charged to operations.

         Revenues

During the three month periods ended May 31, 2005 and 2004, the Company generated no revenue from sales of products and services.


         Operating Expenses

During the three month period ended May 31, 2005 the Company incurred $531,084 in operating expenses as compared to $1,459,640 in the same period in 2004, a decrease of $928,556 or 63.6%. This decrease was primarily attributable to industrial drawings acquired from NewTech Group International Inc., during the three month ended May 31, 2004, which represent research and development expense.


         Depreciation

During the three month period ended May 31, 2005, the Company incurred $17,573 in depreciation expense. During the three month period ended May 31, 2004, the Company incurred $360 in depreciation expense. The depreciation expense was attributable to the acquisition of new fixed assets.


         Offering costs

During the three month period ended May 31, 2005, deferred offering costs, amounting to $594,524, have been charged to operations.

         Interest Expense

During the three month period ended May 31, 2005, the Company incurred interest expense of $64,418 compared to $8,105 for the same period in 2004, or an increase of $56,313 or 694.8%. This increase was primarily attributable to interest charged by parent company.


      Material Changes In Financial Condition, Liquidity And Capital Resources

As of May 31, 2005, the Company had cash and cash equivalents of $352,573 compared to $160,546 as of May 31, 2004. The Company had a working capital deficit of $87,057 at May 31, 2005. Negative cash flows from operating activities for the three month period ended May 31, 2005 was $675,009 compared to $303,367 for the same period in 2004.

Net cash used in investing activities by the Company was a net of $30,332 for the three month period ended May 31, 2005 compared to $10,167 for the same period in 2004.

Net cash provided by financing activities was a net of $1,013,743 for the three month period ended May 31, 2005 and $358,331 for the same period in 2004.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $(1,190,026) for the three month period ended May 31,2005 and $(2,387,807) for the year ended February 28, 2005. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. On March 29, 2005, the Company entered into a commitment letter (the "Commitment Letter") with a potential investor (the "Investor"). Pursuant to the Commitment Letter and upon the consummation of a definitive agreement, the Company will issue 40 Class A Units and 48 Class B Units to the Investor in the principal amount equal to $22,000,000. Each Class A Unit is comprised of 1 debenture (the "Class A Debenture(s)"), having a face value of $250,000, convertible into common stock of the Company, for a total amount of $10,000,000. Each Class B Unit is composed of 1 debenture (the "Class B Debenture"), having a face value of $250,000, convertible into common stock of the Company, for a total amount of $12,000,000. Each Class A Debenture and each Class B Debenture entitles its holder to a 30% and a 25% fixed return on investment of $75,000 and $62,500, per year, for a total amount of $375,000 and $312,500 over five years respectively. At the option of the Investor, the Class A Debentures and the Class B Debentures may be converted, each year, for a maximum of 20% of the face value, into common stock of the Company, at a price of $1.00 per share. The Investor shall have no specific guarantee on the assets of the Company. However, upon the consummation of a definitive agreement, the Company shall agree to grant, by way of trust deed, and a movable hypothec on the license granted by Newtech Group International Inc. for the sale and production of heavy duty truck brakes. The Company has the right to repay in advance all or part of the face value of the debentures. However in the event of repayment in advance and regardless of the time elapsed the holder shall receive the full payment of the return on investment totaling $375,000 or $312,500.

On May 27, 2005, the loan agreement related to the Class A Debenture for the sum of $10,000,000 and to the $3,000,000 subscription of 3,947,368 restricted common shares of NewTech Brake Corp., at a purchase price of $0.76 per share, and the movable hypothec, were signed. The subscription bears an option to buy 1,973,684 restricted common shares of the Company's common stock over a period of five years, at a price of $0.76 for the first year and then the price shall be increased by 10% per year non-cumulative for each remaining year.

Management believes the existing sources of financing are sufficient to fund cash requirements for the next twelve months.

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.


ITEM 3.  CONTROLS AND PROCEDURES

(A)     Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.


(B)     Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's fist fiscal quarter ended May 31, 2005, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

On April 12, 2004, a consultant filed a Complaint against Newtech Brake Corp. in the Circuit Court in Florida. Newtech Brake Corp. filed a Notice of Removal, removing the case to the United States District Court in the Southern District of Florida. In its Complaint, Plaintiff alleged that Newtech Brake Corp. failed to comply with certain contractual obligations regarding the issuance and registration of stock. This consultant asserts a cause of action against Newtech Brake Corp. for damages and injunctive relief. This consultant sought damages in the amount of $823,137 as well as costs and attorney's fees. On June 1, 2004, Newtech Brake Corp. filed a Motion to Dismiss on the grounds that Newtech Brake Corp. is not a party to the contract and that this consultant failed to allege it was a registered broker-dealer. On August 23, 2004, the Motion to Dismiss was denied. On March 22, 2005, the parties entered into an agreement to settle this action for a sum of $50,000, which sum has to be paid within the next 90 days after the date of the agreement, plus 750,000 restricted shares of NewTech Brake Corp. (NWTB). Since the contractual obligations were between NewTech Group International Inc. and the plaintiff, this settlement will be accounted for in the NewTech Group International Inc. financial statements.

ITEM 2. CHANGES IN SECURITIES

None.


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
               Development, LTD                                                  10-SB 12G/A filed with the SEC on August
                                                                                 5, 1999

Exhibit No.    Description                                                       Location
-----------    -----------                                                       --------
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

Exhibit No.    Description                                                       Location
-----------    -----------                                                       --------
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

10.22          Letter, dated March 18, 2005 from FONDACTION CSN to NewTech     Incorporated by reference to Exhibit 10.22
               Brake Corp.                                                     in the in the Quarterly Report on Form
                                                                               10-QSB filed with SEC on June 3, 2005

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

                                          NewTech Brake Corp.

Date:  July 14, 2005                      By:  /s/ Yvon Rancourt
                                               -----------------
                                               Yvon Rancourt
                                               Chief Executive Officer


Date:  July 14, 2005                      By   /s/ Yvon Rancourt
                                               -----------------
                                               Yvon Rancourt
                                               Acting Chief Financial
                                               Officer