Form 10QSB
period 2005-08-31
NEWTECH BRAKE CORP
filed 2005-10-21
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

      For the quarterly period ended August 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of October 21, 2005, the Registrant had 71,892,240 shares of its common stock outstanding and 2,740,000 shares of its preferred stock outstanding.


Transitional Small Business Disclosure Format: YES [ ]      NO [X]

                              Index to Form 10-QSB
                      For the Quarter ended August 31, 2005

                                                                                                                 Page
PART I.       FINANCIAL INFORMATION
    Item 1.   Condensed Consolidated Financial Statements (Unaudited)

              Balance Sheet (unaudited) as of August 31, 2005                                                       1

              Statements of Operations (unaudited) for the period from July 1, 2002 (inception) to August           2
                31, 2005 and for the six and three month periods ended August 31, 2005 and 2004

              Statements of Stockholders' Equity (unaudited)                                                        3

              Statements of Cash Flows (unaudited) for the period from July 1, 2002 (inception) to August           4
                31, 2005 and for the six month periods ended August 31, 2005 and 2004

              Notes to the Condensed Consolidated Financial Statements                                              5

    Item 2.   Plan of Operations/Management's Discussion and Analysis                                              12

    Item 3.   Controls and Procedures                                                                              15

PART II.      OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                                    16

    Item 2.   Changes in Securities                                                                                17

    Item 3.   Defaults Upon Senior Securities                                                                      17

    Item 4.   Submission of Matters to a Vote of Security Holders                                                  17

    Item 5.   Other Information                                                                                    17

    Item 6.   Exhibits and Reports on Form 8-K                                                                     17

ITEM 1. FINANCIAL STATEMENTS

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
AUGUST 31, 2005
(UNAUDITED)

                                      Assets
Current assets
  Cash and cash equivalents                                                                                   $  47,714
  Other receivables                                                                                              27,312
   Inventory                                                                                                     45,570
   Deposits                                                                                                     134,558
   Short term advances (related party)                                                                          479,827
--------------------------------------------------------------------------------------------------------------------------

    Total current assets                                                                                        734,981

Fixed assets, net                                                                                             2,003,021
--------------------------------------------------------------------------------------------------------------------------

    Total assets                                                                                            $ 2,738,002
==========================================================================================================================

                       Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable and accrued liabilities                                                                    $ 443,719
  Current portion of long term debt                                                                             159,384
--------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                                   603,103
--------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                                           603,103
--------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies

Shareholders' Equity
  Preferred stock; $.0001 par value; 10,000,000 shares authorized; issued and
    outstanding - 2,740,000                                                                                         274
  Common Stock, $.0001 par value; 200,000,000 shares authorized; issued and
    outstanding - 71,677,240                                                                                      7,168
  Paid in Capital                                                                                            18,835,371
  Other comprehensive income (loss)                                                                              12,339
  Subscriptions receivable                                                                                  (3,000,000)
  Deferred offering costs                                                                                   (3,525,000)
  Accumulated deficit prior to July 1, 2002                                                                 (5,124,642)
  Accumulated deficit from inception of development stage on July 1, 2002                                   (5,070,611)
--------------------------------------------------------------------------------------------------------------------------
    Total shareholder's equity                                                                                2,134,899
--------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholder's equity                                                              $ 2,738,002
==========================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIOD FROM JULY 1, 2002 (INCEPTION) TO AUGUST 31, 2005, FOR THE SIX AND THREE MONTH PERIODS ENDED AUGUST 31, 2005 AND 2004
(UNAUDITED)

                                                Cumulative
                                                 amounts
                                               from July 1,
                                                   2002
                                              (Inception) to       Six month periods ended        Three month periods ended
                                                August 31,                August 31,                      August 31,
                                                   2005              2005          2004             2005              2004
                                              ------------      -------------  -------------    ------------      ------------
Revenues                                      $          -      $          -   $           -      $        -      $        -

Cost of Sales                                            -                 -               -               -               -
------------------------------------------------------------------------------------------------------------------------------
Gross Profit (loss)                                      -                 -               -               -               -
------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Industrial drawings costs                      1,200,000                 -       1,200,000               -               -
  Marketing                                        188,595            67,726           6,448          46,222           3,823
  Salaries and payroll related                   1,132,466           223,396         276,265        (44,032)         144,109
  Professional Fees                                717,703            82,753         101,679          41,048          35,724
  Consulting services                              109,159                 -               -               -               -
  Travel                                           187,379            44,394          18,846          25,821          12,816
  Selling, general and administrative
    expenses                                       817,652           357,282         102,576         175,408          49,702
------------------------------------------------------------------------------------------------------------------------------
    Total operating expenses                     4,352,954           775,551       1,705,814         244,467         246,174
------------------------------------------------------------------------------------------------------------------------------
Loss before other income (expense)             (4,352,954)          (775,551)    (1,705,814)       (244,467)       (246,174)
------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
  Gain on write-off of liabilities                 257,839                 -               -               -               -
  Offering costs                                 (780,050)         (780,050)               -       (185,526)               -
  Interest expense                               (186,009)          (78,030)        (17,296)        (13,612)         (9,191)
  Foreign exchange gain (loss)                     (9,437)                 -               -               -               -
------------------------------------------------------------------------------------------------------------------------------
   Total other income (expense)                  (717,657)         (858,080)        (17,296)       (199,138)         (9,191)
------------------------------------------------------------------------------------------------------------------------------

Net Loss                                      $(5,070,611)      $(1,633,631)   $ (1,723,110)      $(443,605)      $(255,365)
------------------------------------------------------------------------------------------------------------------------------

Basic weighted average common shares
  outstanding                                                     68,826,859      66,959,872      70,681,846      66,959,872
==============================================================================================================================

Basic and diluted Loss per common share                         $     (0.02)     $    (0.03)      $   (0.01)      $   (0.00)
==============================================================================================================================

==============================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                            Common Stock           Preferred Stock
                                            ------------           ---------------      Paid-in     Subscriptions     Deferred
                                         Shares        Amount    Shares       Amount    Capital       Receivable   Offering Costs
                                       -------------------------------------------------------------------------------------------
Balance, February 28, 2005             66,971,872     $ 6,697   2,740,000     $ 274   $ 11,227,998  $   (510,195)    $  (594,524)


Receipt of subscriptions receivable                                                                      510,195

Issuance of common stock in a
private placement                       3,947,368         395                           6,710,131     (3,000,000)     (3,710,526)

Issuance of common stock in
payment of salary                           8,000           1                              11,199

Issuance of common stock for
conversion of debt                        750,000          75                             862,425

Gain on write-off of liabilities                                                           23,618

Deferred offering costs
reclassified to operations                                                                                               780,050

Foreign currency translation
adjustment

Net loss - six month period ended
August 31, 2005                                                                                                       (1,633,631)
                                       ----------     -------   ---------     -----   ------------  -------------    ------------

Balance, August 31, 2005               71,677,240     $ 7,168   2,740,000     $ 274   $ 18,835,371  $ (3,000,000)    $(3,525,000)
                                       ==========     =======   =========     =====   ============  =============    ============

                                                      Accumulated
                                                         other           Total
                                       Accumulated   Comprehensiv     Stockholders'
                                         Deficit      Income/(loss)      Equity
                                       -------------------------------------------
Balance, February 28, 2005             $ (8,561,622)   $ (117,414)    $ 1,451,214


Receipt of subscriptions receivable                                       510,195

Issuance of common stock in a
private placement                                                               -

Issuance of common stock in
payment of salary                                                          11,200

Issuance of common stock for
conversion of debt                                                        862,500

Gain on write-off of liabilities                                           23,618

Deferred offering costs
reclassified to operations                                                780,050

Foreign currency translation
adjustment                                                129,753         129,753

Net loss - six month period ended
August 31, 2005                                                        (1,633,631)
                                       -------------   ----------      -----------

Balance, August 31, 2005               $(10,195,253)   $   12,339      $ 2,134,899
                                       =============   ==========      ===========

     See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM JULY 1, 2002 (INCEPTION) TO AUGUST 31, 2005, FOR THE SIX MONTH PERIODS ENDED AUGUST 31, 2005 AND 2004 (UNAUDITED)

                                                                        Cumulative Amounts from
                                                                             July 1, 2002            Six month periods
                                                                            (Inception) to             ended August 31,
                                                                            August 31, 2005         2005            2004
                                                                            ---------------     ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                    $(5,070,611)     $(1,633,631)    $(1,723,110)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Stock based compensation                                                       175,000                -               -
     Stock issued for interest payments                                              12,145                -               -
     Stock issued in payment of industrial drawings costs                         1,200,000                -       1,200,000
     Stock issued in payment of salary                                               21,280           11,200               -
     Depreciation                                                                   103,798           35,617           1,186
     Offering costs                                                                 780,050          780,050               -
     Gain on write-off of liabilities                                             (257,839)                -               -
   Changes in Operating assets and liabilities:
     Other receivables                                                             (19,293)         (14,544)           4,272
     Inventory                                                                     (45,570)            (627)               -
     Deposits                                                                     (134,558)        (118,485)       (109,616)
     Accounts payable and other liabilities                                         481,422          (6,972)          49,034
-----------------------------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                    (2,754,176)        (947,392)       (578,234)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and equipment                                           (1,173,278)        (570,554)        (24,587)
-----------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                    (1,173,278)        (570,554)        (24,587)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long term debt                                                     (65,436)         (20,399)        (98,901)
   Proceeds from:
     Stockholder's capital contribution, net                                      3,000,000          510,195       1,199,424
     Short term borrowings (repayment) (related party)                              962,177          913,103       (474,755)
-----------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                  3,896,741        1,402,899         625,768
-----------------------------------------------------------------------------------------------------------------------------
   Effect of exchange rate changes on cash                                           78,427          129,753        (31,351)
   Net increase (decrease) in cash                                                   47,714           14,706         (8,404)
   Cash, beginning of period                                                              -           33,008          99,090
-----------------------------------------------------------------------------------------------------------------------------
   Cash, end of period                                                               47,714           47,714          90,686
=============================================================================================================================

  Interest paid                                                                $     41,040     $      5,751     $    12,084
  Income taxes paid                                                                       -                -     $         -

   Supplemental Schedule of noncash investing and financing activities:
    Common stock issued for repayment of accounts payable                      $     55,721     $          -     $         -
    Common shares issued for repayment of short term borrowings                $     67,172     $          -     $         -
    Common shares issued in payment of deferred offering costs                 $  4,305,050     $  3,710,526     $         -
    Common stock issued for repayment of short term borrowings (related
      party)                                                                   $    970,500     $    862,500     $         -
    Preferred stock issued for repayment of short term borrowings
      (related party)                                                          $    671,419     $          -     $   671,419
    Preferred stock issued for acquisition of machinery and equipment          $    868,581     $          -     $   868,581

     See accompanying notes to condensed consolidated financial statements.

                               NEWTECH BRAKE CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 AUGUST 31, 2005

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of NewTech Brake Corp. (the "Company") and its wholly owned subsidiary, NewTech Brake Mfg. (Suzhou) Co., Ltd. and have been prepared in accordance with generally accepted accounting principles for interim information and Regulation S-B. These consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended February 28, 2005 included in the Form 10-KSB filed with the Securities and Exchange Commission.

The Company has no revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. The Company's ability to execute its business model will depend on its ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Nor can the Company give any assurance that it will generate substantial revenues or that its business operations will prove to be profitable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements for the six month periods ended August 31, 2005 and 2004 include the accounts of the parent company, Newtech Brake Corp. and its subsidiary, NewTech Brake Mfg. (Suzhou) Co., Ltd. All significant intercompany accounts and transactions have been eliminated. The fiscal year end of the Company and its subsidiary is February 28.

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

Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. At August 31, 2005 and 2004, the Company had no cash equivalents.

Inventory valuations:

Inventories are valued at the lower cost or market and consist of raw material.

Fixed assets and depreciation:

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the following methods and annual rates when the property and equipment is placed in service:

                                  Declining balance basis  Straight-line basis
                                  -----------------------  -------------------
         Leasehold improvements              -                   5 years
         Equipment                       10 and 20%                 -
         Office furniture                    10%                    -
         Tools                               20%                    -
         Computers and software              50%                    -

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

Had the compensation expense for the stock option granted to employees been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at August 31, 2005 and 2004, the Company's net income and loss per share would have been increased to the proforma amounts indicated below:

                                        August 31,          August 31,
                                           2005                2004
                                      ------------        -------------
                   Net loss
                      As reported     $(1,633,631)        $(1,723,110)
                                      ============         ===========
                      Pro forma       $(1,969,052)        $(1,861,860)
                                      ============         ===========

                   Loss per share
                      As reported     $     (0.02)        $     (0.03)
                                      ============         ===========
                      Pro forma       $     (0.03)        $     (0.03)
                                      ============         ===========

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

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first fiscal year that begins after December 15, 2005. The adoption of SFAS 123R is not expected to have a material effect on its consolidated financial position and results of operations.

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

NOTE 3 - SHORT TERM ADVANCES

During the six month period ended August 31, 2005, the Company issued 750,000 shares of common stock for total consideration of $862,500, in connection with the settlement of consulting services on behalf of NewTech Group International Inc., a major shareholder of the Company, with respect to the Acquisition of Assets and Change of Control Agreement, dated April 11, 2002, between NewTech Group International Inc. and Internet VIP, Inc.

NOTE 4 - CONVERTIBLE DEBENTURE

The Company did not make the monthly installments due on the convertible debentures for July and August 2005. On September 30, 2005, in settlement of the outstanding balance of $159,834 the debenture was converted into 190,000 shares of common stock.

NOTE 5 - CONTINGENCIES

In December 1998, the Company entered into a 4 year consulting agreement with the Nais Corp., a shareholder of the Company, according to which Nais Corp. would provide the Company with financial and business public relation consulting services in consideration for $6,000 per month. In accordance with the agreement, the commitment will start when the Company reaches certain amounts of revenue as defined in the agreement. Nais Corp. claims that it is owed approximately $240,000 at February 28, 2002. Prior to March 31, 2001, management believed that this claim had no merit based on the limited revenue generation not meeting the minimum requirements of the agreement. Mr. Jack Ehrenhaus, managing director of Nais Corp. became the president of the Company during the fiscal year ended February 28, 2002, and believed at February 28, 2002, the claim had merit. At February 28, 2003, Mr. Ehrenhaus was no longer the president of the Company. Current management believes that this claim, once again, has no merit and at February 28, 2003, has reversed the liability and reflected a gain of $257,839 in the February 28, 2003 financial statements. Since no legal actions have been taken by Mr. Jack Ehrenhaus to interrupt prescription during the last three years, the statute of limitation under Quebec Law has expired.

On September 29, 2002, a company filed a complaint against NewTech Brake Corp. which had previously reached an agreement dated July 3, 2001 with the management of Internet VIP, the prior management and the predecessor company of NewTech Brake Corp. The plaintiff's demands are for 1,000,000 shares of common stock of the Company, 1,000,000 Company warrants and $40,000. Management believes that these claims are without merit and will vigorously defend against any future action by this company. Therefore, no provision has been made in the financial statements.

On August 21, 2003, the Company entered into an agreement with a consultant concerning business advisory services in regard to internal operations, corporate finance and other matters. As per the agreement, the Company shall issue 150,000 shares of common stock of the Company to the consultant. Management believes that since no services were provided by the consultant, the contract agreement is not in force; therefore no provision has been made in the financial statements.

On April 12, 2004, a consultant filed a complaint against the Company in the Circuit Court in Florida. The Company filed a Notice of Removal, removing the case to the United States District Court in the Southern District of Florida. In its complaint, plaintiff alleged that the Company failed to comply with certain contractual obligations regarding the issuance and registration of stock. This consultant asserted a cause of action against the Company for damages and injunctive relief. This consultant sought damages in the amount of $823,137, as well as costs and attorney's fees. On June 1, 2004, the Company filed a Motion to Dismiss on the grounds that the Company is not a party to the contract and that this consultant failed to allege it was a registered broker-dealer. On August 23, 2004, the Motion to Dismiss was denied. On March 22, 2005, the parties entered into an agreement to settle this action for a sum of $50,000, which sum has to be paid within the next 90 days after the date of the agreement, plus 750,000 restricted shares of common stock of the Company. Since the contractual obligations were between NewTech Group International Inc. and the plaintiff, this settlement will be accounted for in the NewTech Group International Inc. financial statements. On behalf of NewTech Group International Inc., the Company issued 750,000 shares of common stock to the plaintiff. In consideration the Company reduced the outstanding advances from NewTech Group International Inc. by $862,500.

Foreign subsidiary

The Company's subsidiary manufactures all of the Company's products. This subsidiary, with net assets totaling approximately $1,102,422, is located in Suzhou within the People's Republic of China ("PRC"). The loss of this subsidiary or a significant reduction in product availability from this supplier could have a material adverse effect on the Company. The subsidiary's operations in the PRC are subject to special consideration and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The subsidiary's production and therefore, the Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 6 - GOING CONCERN

On March 29, 2005, the Company entered into a commitment letter (the "Commitment Letter") with a potential investor (the "Investor"). Pursuant to the Commitment Letter and upon the consummation of a definitive agreement, the Company will issue 40 Class A Units and 48 Class B Units to the Investor in the principal amount equal to $22,000,000. Each Class A Unit is comprised of 1 debenture (the "Class A Debenture(s)"), having a face value of $250,000, convertible into common stock of the Company, for a total amount of $10,000,000. Each Class B Unit is composed of 1 debenture (the "Class B Debenture"), having a face value of $250,000, convertible into common stock of the Company, for a total amount of $12,000,000. Each Class A Debenture and each Class B Debenture entitles its holder to a 30% and a 25% fixed return on investment of $75,000 and $62,500, per year, for a total amount of $375,000 and $312,500 over five years respectively. At the option of the Investor, the Class A Debentures and the Class B Debentures may be converted, each year, for a maximum of 20% of the face value, into common stock of the Company, at a price of $1.00 per share. The Investor shall have no specific guarantee on the assets of the Company. However, upon the consummation of a definitive agreement, the Company shall agree to grant, by way of trust deed, and a movable hypothec on the license granted by Newtech Group International Inc. for the sale and production of heavy duty truck brakes. The Company has the right to repay in advance all or part of the face value of the debentures. However in the event of repayment in advance and regardless of the time elapsed each holder shall receive the full payment of the return on investment totaling $375,000 or $312,500 plus the principal.

On May 27, 2005, the loan agreements related to the Class A and Class B Debentures for the sum of $22,000,000 and to the $3,000,000 subscription of 3,947,368 restricted common shares of NewTech Brake Corp., at a purchase price of $0.76 per share, and the movable hypothec, were signed. The subscription bears an option to buy 1,973,684 restricted common shares of the Company's common stock over a period of five years, at a price of $0.76 for the first year and then the price shall be increased by 10% per year non-cumulative for each remaining year. (See Note 8)

Management of the Company believes that this Commitment Letter and the closing of the Class A and Class B Debentures and the subscription with the investor will permit the Company to meet its short-term and long-term obligations of $603,103 as at August 31, 2005, and finance future operations. As of October 21, 2005, no cash was received.

NOTE 7 - RELATED PARTIES

During the six month period ended August 31, 2005, the Company received net advances amounting to $50,603 from NewTech Group International Inc., the parent company. This amount includes a repayment of advances amounting to $862,500 with the issuance of 750,000 shares of the Company's common stock, in settlement of consulting services, on behalf of NewTech Group International Inc., in connection with the Acquisition of Assets and Change of Control Agreement, dated April 11, 2002, between NewTech Group International Inc. and Internet VIP, Inc. As of August 31, 2005, the Company has a short term receivable from NewTech Group International Inc. of $479,827.


NOTE 8 - SHAREHOLDER'S EQUITY

In June 2005, the Company issued 3,947,368 shares of common stock for a total subscription of $3,000,000 in connection with the loan agreement related to the Class A and Class B Debentures. As of August 31, 2005, no cash was received, leaving as subscription receivable balance of $3,000,000 as reported on the balance sheet in Shareholders' Equity. These shares were issued in conjunction with the May 27,2005 loan agreement and resulted in deferred financing costs of $3,710,526. The deferred financing costs are being amortized over 60 months and are included in the statement of operations as additional interest expense.

In July 2005, the Company issued 8,000 shares of common stock to an employee in payment of salaries valued at $11,200 in accordance with the terms of his employment contract.

In August 2005, the Company issued 750,000 shares of common stock to a plaintiff in settlement of their complaint against the Company. Since the contractual obligations were between NewTech Group International Inc. and the consultant, the Company reduced the amount due to NewTech Group International Inc. by $862,500.

During the six month period ended August 31, 2005, the Company received the total balance of $510,195 of the subscription receivable in relation to the 3,000,000 shares of common stock that had been issued by the Company in June 2003.

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

In August 2005, members of the Board of Directors received options to purchase a total of 187,500 shares of common stock during their terms as directors. The exercise price for these options is $1.22 per share and they expire one year after the director resigns from his directorship. As allowed under APB No. 25 "Accounting for stock option issued to employees", no compensation expense was recognized from these options.

The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation". During the six month periods ended August 31, 2005 and 2004, no options were granted to consultants.

The fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the assumption:

         Risk-free interest rate            4.75%
         Expected life (years)              3 - 5

         Expected volatility                0.681
         Expected dividends                 None

A summary of options for the six month periods ended August 31, 2005 and 2004 is shown below:

                                                August 31,                            August 31,
                                                   2005                                  2004
                                       -------------------------------     ---------------------------------
                                         Number of     Weighted average      Number of      Weighted average
                                           shares       exercise price         shares       exercise price
        Outstanding at beginning of
           period                        1,554,250         $ 0.67              825,000           $ 0.52
        Granted                            375,000           1.51              354,250             0.97
        Exercised                                -              -                    -                -
        Forfeited                                -              -                    -                -
        ------------------------------ --------------- ---------------     --------------- -----------------
         Outstanding at end of period    1,929,250         $ 0.84            1,179,250           $ 0.66
        ==============================================================     =================================
         Exercisable at end of period    1,929,250                           1,179,250
        ==============================================================     =================================

NOTE 10 - CURRENCY RATES

For the purpose of conversion from Canadian Dollars to U.S. Dollars, the end of the month and six month average exchange rates were used, where applicable. The month end rate, as quoted on the Oanda Website, was $0.83949 Canadian Dollars to 1 U.S. Dollar at August 31, 2005 and $0.75838 at August 31, 2004.

The average rate for the six month periods ending August 31, 2005 and 2004 was $0.81370 and $0.74684, respectively, Canadian Dollars to $1 U.S. Dollar.


NOTE 11 - SUBSQUENT EVENTS

On September 30, 2005, NewTech Brake Corp. entered into an agreement with the debenture holder providing that NewTech Brake Corp. will redeem the convertible debenture totaling $159,384, by issuing 190,000 shares of common stock of the Company as full and final settlement.

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

NewTech Brake Corp.

Under the name of NewTech Brake Corp., our business is to identify, develop and exploit, under licenses bought from NewTech Group International Inc., opportunities to provide a new generation of safer, more efficient and cost-effective "Full Contact"(R) disc brakes and related components to the global heavy vehicle market.

Results Of Operations

      Six Month Periods Ended August 31, 2005 and 2004

Lower operating and development expenses in the six month period ended August 31, 2005 resulted in a loss of $1,633,631 compared to a loss of $1,723,110 for the same period ended August 31, 2004, a decrease of $89,479 or 5.2%. This decrease was primarily attributable to industrial drawings acquired from NewTech Group International Inc., during the six month period ended August 31, 2004, which represent research and development expense. During the six month period ended August 31, 2005, deferred offering costs, amounting to $780,050, have been charged to operations.

      Revenues

During the six month periods ended August 31, 2005 and 2004, the Company generated no revenue from sales of products and services.

      Operating Expenses

During the six month period ended August 31, 2005, the Company incurred $775,551 in operating expenses as compared to $1,705,814 in the same period in 2004, a decrease of $930,263 or 54.5%. This decrease was primarily attributable to industrial drawings acquired from NewTech Group International Inc., during the six month ended August 31, 2004, which represent research and development expense.

      Depreciation

During the six month period ended August 31, 2005, the Company incurred $35,617 in depreciation expense as compared to $1,186 incurred in the same period in 2004. The depreciation expense was attributable to the acquisition of new fixed assets.

      Offering costs

During the six month period ended August 31, 2005, deferred offering costs, amounting to $780,050, have been charged to operations as compared to nil in the same period in 2004.

      Interest Expense

During the six month period ended August 31, 2005, the Company incurred interest expense of $78,030 compared to $17,296 for the same period in 2004, an increase of $60,734 or 351.1%. This increase was primarily attributable to interest charged by parent company.

      Three Month Periods Ended August 31, 2005 and 2004

Deferred offering costs charged to operations in the three month period ended August 31, 2005 resulted in a loss of $443,605 compared to a loss of $255,365 for the same period ended August 31, 2004, an increase of $188,240 or 73.7%.

      Revenues

During the three month periods ended August 31, 2005 and 2004, the Company generated no revenue from sales of products and services.

      Operating Expenses

During the three month period ended August 31, 2005, the Company incurred $244,467 in operating expenses as compared to $246,174 in the same period in 2004, a decrease of $1,707 or 0.7%. This decrease was primarily attributable to the adjustment of salaries charged by parent company during the first fiscal quarter ended May 31, 2005.

      Depreciation

During the three month period ended August 31, 2005, the Company incurred $18,044 in depreciation expense as compared to $826 in the same period in 2004. The depreciation expense was attributable to the acquisition of new fixed assets.

      Interest Expense

During the three month period ended August 31, 2005, the Company incurred interest expense of $13,612 compared to $9,191 for the same period in 2004, an increase of $4,421 or 48.1%. This increase was primarily attributable to interest charged by parent company.

      Material Changes In Financial Condition, Liquidity And Capital Resources

As of August 31, 2005, the Company had cash and cash equivalents of $47,714 compared to $90,686 as of August 31, 2004. The Company had a working capital of $131,878 at August 31, 2005. Negative cash flows from operating activities for the six month period ended August 31, 2005 was $947,392 compared to $578,234 for the same period in 2004.

Net cash used in investing activities by the Company was a net of $570,554 for the six month period ended August 31, 2005 compared to $24,587 for the same period in 2004.

Net cash provided by financing activities was a net of $1,402,899 for the six month period ended August 31, 2005 and $625,768 for the same period in 2004.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $(1,633,631) for the six month period ended August 31,2005 and $(2,387,807) for the year ended February 28, 2005. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. On March 29, 2005, the Company entered into a Commitment Letter with an Investor. Pursuant to the Commitment Letter and upon the consummation of a definitive agreement, the Company will issue 40 Class A Units and 48 Class B Units to the Investor in the principal amount equal to $22,000,000. Each Class A Unit is comprised of 1 debenture (the "Class A Debenture(s)"), having a face value of $250,000, convertible into common stock of the Company, for a total amount of $10,000,000. Each Class B Unit is composed of 1 debenture (the "Class B Debenture"), having a face value of $250,000, convertible into common stock of the Company, for a total amount of $12,000,000. Each Class A Debenture and each Class B Debenture entitles its holder to a 30% and a 25% fixed return on investment of $75,000 and $62,500, per year, for a total amount of $375,000 and $312,500 over five years respectively. At the option of the Investor, the Class A Debentures and the Class B Debentures may be converted, each year, for a maximum of 20% of the face value, into common stock of the Company, at a price of $1.00 per share. The Investor shall have no specific guarantee on the assets of the Company. However, upon the consummation of a definitive agreement, the Company shall agree to grant, by way of trust deed, and a movable hypothec on the license granted by Newtech Group International Inc. for the sale and production of heavy duty truck brakes. The Company has the right to repay in advance all or part of the face value of the debentures. However in the event of repayment in advance and regardless of the time elapsed each holder shall receive the full payment of the return on investment totaling $375,000 or $312,500 plus the principal.

On May 27, 2005, the loan agreements related to the Class A and Class B Debentures for the sum of $22,000,000 and to the $3,000,000 subscription of 3,947,368 restricted common shares of NewTech Brake Corp., at a purchase price of $0.76 per share, and the movable hypothec, were signed. The subscription bears an option to buy 1,973,684 restricted common shares of the Company's common stock over a period of five years, at a price of $0.76 for the first year and then the price shall be increased by 10% per year non-cumulative for each remaining year.

Management believes the existing sources of financing are sufficient to fund cash requirements for the next twelve months. As of October 21, 2005, no cash was received.

Recent pronouncements:

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


(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's second fiscal quarter ended August 31, 2005, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II


                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In December 1998, the Company entered into a 4 year consulting agreement with the Nais Corp., a shareholder of the Company, according to which Nais Corp. would provide the Company with financial and business public relation consulting services in consideration for $6,000 per month. In accordance with the agreement, the commitment will start when the Company reaches certain amounts of revenue as defined in the agreement. Nais Corp. claims that it is owed approximately $240,000 at February 28, 2002. Prior to March 31, 2001, management believed that this claim had no merit based on the limited revenue generation not meeting the minimum requirements of the agreement. Mr. Jack Ehrenhaus, managing director of Nais Corp. became the president of the Company during the fiscal year ended February 28, 2002, and believed at February 28, 2002, the claim has merit. At February 28, 2003, Mr. Ehrenhaus was no longer the president of the Company. Current management believes that this claim, once again, has no merit and at February 28, 2003, has reversed the liability and reflected a gain of $257,839 in the February 28, 2003 financial statements. Since no legal actions have been taken by Mr. Jack Ehrenhaus to interrupt prescription during the last three years, the statute of limitation under Quebec Law has expired.

On September 29, 2002, a company filed a complaint against NewTech Brake Corp., which had previously reached an agreement dated July 3, 2001 with the management of Internet VIP, the prior management and the predecessor company of NewTech Brake Corp. The plaintiff's demands are for 1,000,000 shares of common stock of the Company, 1,000,000 Company warrants and $40,000. Management believes that these claims are without merit and will vigorously defend against any future action by this company. Therefore, no provision has been made in the financial statements.

On August 21, 2003, the Company entered into an agreement with a consultant concerning business advisory services in regard to internal operations, corporate finance and other matters. As per the agreement, the Company shall pay the consultant 150,000 shares of common stock of the Company. Management believes that since no services were provided by the consultant, the contract agreement is not in force; therefore no provision has been made in the financial statements.

On April 12, 2004, a consultant filed a complaint against the Company in the Circuit Court in Florida. The Company filed a Notice of Removal, removing the case to the United States District Court in the Southern District of Florida. In its complaint, plaintiff alleged that the Company failed to comply with certain contractual obligations regarding the issuance and registration of stock. This consultant asserts a cause of action against the Company for damages and injunctive relief. This consultant sought damages in the amount of $823,137, as well as costs and attorney's fees. On June 1, 2004, the Company filed a Motion to Dismiss on the grounds that the Company is not a party to the contract and that this consultant failed to allege it was a registered broker-dealer. On August 23, 2004, the Motion to Dismiss was denied. On March 22, 2005, the parties entered into an agreement to settle this action for a sum of $50,000, which sum has to be paid within the next 90 days after the date of the agreement, plus 750,000 restricted shares of common stock of the Company. Since the contractual obligations were between NewTech Group International Inc. and the plaintiff, this settlement will be accounted for in the NewTech Group International Inc. financial statements. On behalf of NewTech Group International Inc., the Company issued 750,000 shares of common stock to the plaintiff. In consideration the Company reduced the outstanding advances from NewTech Group International Inc. by $862,500.

ITEM 2. CHANGES IN SECURITIES

In June 2005, the Company issued 3,947,368 shares of common stock for a total subscription of $3,000,000 in connection with the loan agreement related to the Class A and Class B Debentures. As of August 31, 2005, no cash was received, leaving a subscription receivable balance of $3,000,000 as reported on the balance sheet in Shareholders' Equity.

In July 2005, the Company issued 8,000 shares of common stock to an employee in payment of salaries valued at $11,200 in accordance with the terms of his employment contract.

In August 2005, the Company issued 750,000 shares of common stock to a plaintiff in settlement of their complaint against the Company. Since the contractual obligations were between NewTech Group International Inc. and the consultant, the Company reduced the amount due to NewTech Group International Inc. by $862,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


Exhibit No.    Description                                                       Location
-----------    ---------------------------------------------------------------   -----------------------------------------
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
                                                                                 5, 1999

Exhibit No.    Description                                                       Location
-----------    ---------------------------------------------------------------   -----------------------------------------
10.2           Memorandum of Understanding, dated November 25, 1998, by and      Incorporated by reference to Exhibit 6.2
               between V.I. Internet Telecommunications Inc. and The State       in the Registration Statement on Form
               Directory  "Specialized Technic and Communications" of The        10-SB 12G/A filed with the SEC on August
               Ministry of Interior of Russian Federation                        5, 1999

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


Exhibit No.    Description                                                       Location
-----------    ---------------------------------------------------------------   -----------------------------------------

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

                                                    NewTech Brake Corp.

Date:  October 21, 2005                             By:  /s/ Yvon Rancourt
                                                         -----------------------
                                                         Yvon Rancourt
                                                         Chief Executive Officer


Date:  October 21, 2005                             By:  /s/ Yvon Rancourt
                                                         -----------------------
                                                         Yvon Rancourt
                                                         Acting Chief Financial
                                                         Officer