Form 10QSB/A
period 2005-08-31
NEWTECH BRAKE CORP
filed 2005-10-21
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB/A

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

Net loss - six month period ended
August 31, 2005
                                       ----------     -------   ---------     -----   ------------  -------------    ------------

Balance, August 31, 2005               71,677,240     $ 7,168   2,740,000     $ 274   $ 18,835,371  $ (3,000,000)    $(3,525,000)
                                       ==========     =======   =========     =====   ============  =============    ============

                                                      Accumulated
                                                         other           Total
                                       Accumulated   Comprehensiv     Stockholders'
                                         Deficit      Income/(loss)      Equity
                                       -------------------------------------------
Balance, February 28, 2005             $ (8,561,622)   $ (117,414)    $ 1,451,214


Receipt of subscriptions receivable                                       510,195

Issuance of common stock in a
private placement                                                               -

Issuance of common stock in
payment of salary                                                          11,200

Issuance of common stock for
conversion of debt                                                        862,500

Gain on write-off of liabilities                                           23,618

Deferred offering costs
reclassified to operations                                                780,050

Foreign currency translation
adjustment                                                129,753         129,753

Net loss - six month period ended
August 31, 2005                          (1,633,631)                    (1,633,631)
                                       -------------   ----------      -----------

Balance, August 31, 2005               $(10,195,253)   $   12,339      $ 2,134,899
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