Form 10QSB
period 2005-11-30
NEWTECH BRAKE CORP
filed 2006-01-23
CIK 1080008

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended November 30, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act Commission file number 0-26949

NEWTECH BRAKE CORP.
(exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of
incorporation or organization)

11-3500919
(IRS Employer Identification No.)

779 Industrial Blvd., Blainville, QC, Canada J7C 3V3
(Address of principal executive offices)

(450) 434-6432
(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

As of January 23, 2006, the Registrant had 71,892,240 shares of its common stock outstanding and 2,740,000 shares of its preferred stock outstanding.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

Index to Form 10-QSB
For the Quarter ended November 30, 2005

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Balance Sheet (unaudited) as of November 30, 2005	1

	Statements of Operations (unaudited) for the period from July 1, 2002 (inception) to November 30, 2005 and for the nine and three month periods ended November 30, 2005 and 2004	2

	Statements of Stockholders’ Equity (unaudited)	3

	Statements of Cash Flows (unaudited) for the period from July 1, 2002 (inception) to November 30, 2005 and for the nine month periods ended November 30, 2005 and 2004	4

	Notes to the Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Plan of Operations/Management's Discussion and Analysis	12

Item 3.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Changes in Securities	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	18

i

Item 1. Financial Statements

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2005
(UNAUDITED)

Assets

Current assets
Cash and cash equivalents	$18,250
Receivables	23,125
Inventory	45,647
Deposits	129,669
Advances to related party	128,724

Total current assets	345,415

Fixed assets, net	1,987,335

Total assets	$2,332,750

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$573,653

Total current liabilities	573,653

Total liabilities	573,653

Commitments and contingencies

Stockholders’ Equity
Preferred stock; $.0001 par value; 10,000,000 shares authorized; issued and outstanding - 2,740,000	274
Common Stock, $.0001 par value; 200,000,000 shares authorized; issued and outstanding - 71,892,240	7,190
Paid in Capital	19,017,164
Other comprehensive income	15,013
Subscriptions receivable	(3,000,000)
Deferred offering costs	(3,339,474)
Accumulated deficit prior to July 1, 2002	(5,124,642)
Accumulated deficit from inception of development stage on July 1, 2002	(5,816,428)

Total stockholders’ equity	1,759,097

Total liabilities and stockholders’ equity	$2,332,750

See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM JULY 1, 2002 (INCEPTION) TO NOVEMBER 30, 2005,
FOR THE NINE AND THREE MONTH PERIODS ENDED NOVEMBER 30, 2005 AND 2004
(UNAUDITED)

	Cumulative amounts
	from July 1, 2002 (Inception) to	Nine month periods ended		Three month periods ended
	November 30,	November 30,		November 30,
	2005	2005	2004	2005	2004

Revenues	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Gross Profit (loss)	-	-	-	-	-

Operating expenses:
Industrial drawings costs	1,200,000	-	1,200,000	-	-
Marketing	275,920	155,051	15,010	87,325	8,562
Salaries and payroll related	1,185,440	276,370	451,984	52,974	175,719
Professional Fees	734,792	99,842	121,554	17,089	19,875
Consulting services	109,159	-	-	-	-
Travel	192,479	49,494	46,600	5,100	27,754
General and administrative expenses	1,107,844	647,474	161,414	290,192	58,838

Total operating expenses	4,805,634	1,228,231	1,996,562	452,680	290,748

Loss before other income (expense)	(4,805,634)	(1,228,231)	(1,996,562)	(452,680)	(290,748)

Other income (expense):
Gain on extinguishment of liabilities	257,839	-	-	-	-
Offering costs	(965,576)	(965,576)	-	(185,526)	-
Interest expense	(293,620)	(185,641)	(38,864)	(107,611)	(21,568)
Foreign exchange loss	(9,437)	-	-	-	-

Total other income (expense)	(1,010,794)	(1,151,217)	(38,864)	(293,137)	(21,568)

Net Loss	$(5,816,428)	$(2,379,448)	$(2,035,426)	$(745,817)	$(312,316)

Basic weighted average common shares outstanding		69,818,549	66,959,872	71,823,724	66,959,872

Basic and diluted Loss per common share		$(0.03)	$(0.03)	$(0.01)	$(0.00)

See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2005
(UNAUDITED)

									Accumulated
									other	Total
	Common Stock		Preferred Stock		Paid-in	Subscriptions	Deferred	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Offering Costs	Deficit	Income/(loss)	Equity

Balance, February 28, 2005	66,971,872	$6,697	2,740,000	$274-	$11,227,998	$(510,195)	$(594,524)	$(8,561,622)	$(117,414)	$1,451,214

Collection on subscriptions receivable						510,195				510,195

Issuance of common stock in a private placement	3,947,368	395		-	6,710,131	(3,000,000)	(3,710,526)			-

Issuance of common stock in lieu of salary	8,000	1		-	11,199					11,200

Issuance of common stock for conversion of debt	750,000	75		-	862,425					862,500

Issuance of common stock for conversion of debt	190,000	19		-	166,796					166,815

Gain on extinguishment of liabilities					23,618					23,618

Stock options exercised	25,000	3			14,997					15,000

Deferred offering costs expensed to operations							965,576			965,576

Foreign currency translation adjustment									132,427	132,427

Net loss - nine month period ended November 30, 2005	-	-	-	-	-	-	-	(2,379,448)	-	(2,379,448)

Balance, November 30, 2005	71,892,240	$7,190	2,740,000	$274	$19,017,164	$(3,000,000)	$(3,339,474)	$(10,941,070)	$15,013	$1,759,097

See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM JULY 1, 2002 (INCEPTION) TO NOVEMBER 30, 2005,
FOR THE NINE MONTH PERIODS ENDED NOVEMBER 30, 2005 AND 2004
(UNAUDITED)
	Cumulative Amounts from	Nine month periods
	July 1, 2002	ended November 30,
	(Inception) to	2005	2004
	November 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,816,428)	$(2,379,448)	$(2,035,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	175,000	-	-
Stock issued for interest payments	19,576	7,431	-
Stock issued in payment of industrial drawings costs	1,200,000	-	1,200,000
Stock issued in lieu of salary	21,280	11,200	-
Stock issued in payment of services	15,000	15,000	-
Depreciation	125,919	57,738	2,895
Offering costs	965,576	965,576	-
Gain on extinguishment of liabilities	(257,839)	-	-
Changes in Operating assets and liabilities:
Receivables	(15,106)	(10,357)	(7,784)
Inventory	(45,647)	(704)	(44,470)
Deposits	(129,669)	(113,596)	(130,872)
Accounts payable and other liabilities	611,356	122,962	11,332

Net cash used in operating activities	(3,130,982)	(1,324,198)	(1,004,325)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and equipment	(1,179,713)	(576,989)	(63,860)

Net cash used in investing activities	(1,179,713)	(576,989)	(63,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	(65,436)	(20,399)	(23,469)
Proceeds from:
Stockholder’s capital contribution, net	3,000,000	510,195	1,791,155
Net borrowings from (repayment to) related party	1,313,280	1,264,206	(542,482)

Net cash provided by financing activities	4,247,844	1,754,002	1,225,204

Effect of exchange rate changes on cash	81,101	132,427	(191,423)
Net increase (decrease) in cash	18,250	(14,758)	(34,404)
Cash, beginning of period	-	33,008	99,090
Cash, end of period	$18,250	$18,250	64,686

Interest paid	$41,040	$5,751	$13,605
Income taxes paid	$-	$-	$-

Common stock issued for repayment of debts	$215,105	$159,384	$-
Common shares issued for repayment of short term borrowings	$67,172	$-	$-
Common shares as consideration for deferred offering costs	$4,305,050	$3,710,526	$-
Common stock issued for repayment of short term borrowings from related party	$970,500	$862,500	$-
Preferred stock issued for repayment of short term borrowings from related party	$671,419	$-	$671,419
Preferred stock issued for acquisition of machinery and equipment	$868,581	$-	$868,581

See accompanying notes to condensed consolidated financial statements.

NEWTECH BRAKE CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOVEMBER 30, 2005

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of NewTech Brake Corp. (the “Company’’) and its wholly owned subsidiary, NewTech Brake Mfg. (Suzhou) Co., Ltd. and have been prepared in accordance with generally accepted accounting principles for interim information and Regulation S-B. These condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended February 28, 2005 included in the Form 10-KSB filed with the Securities and Exchange Commission.

The Company has no revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s business plan will be successfully executed. The Company’s ability to execute its business model will depend on its ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained, or can the Company give any assurance that it will generate substantial revenues or that its business operations will prove to be profitable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying condensed consolidated financial statements for the nine month periods ended November 30, 2005 and 2004 include the accounts of the parent company, Newtech Brake Corp. and its subsidiary, NewTech Brake Mfg. (Suzhou) Co., Ltd. All significant intercompany accounts and transactions have been eliminated. The fiscal year end of the Company and its subsidiary is February 28.

Research and Development Costs:

Research and development expenditures comprised of costs incurred in performing research and development activities including wages and associated employee benefits, facilities and overhead costs, are expensed as incurred.

Management estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management’s judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions. Every effort is made to ensure the integrity of such estimates.

Fair value of Financial Instruments:

The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables, deposits, short term advances, accounts payable, accrued liabilities, notes payable and advance payable approximate their fair values because of the immediate or short-term maturity of these financial instruments.

Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. At November 30, 2005 and 2004, the Company had no cash equivalents.

Inventory valuations:

Inventories are valued at the lower cost or market and consist of raw material.

Fixed assets and depreciation:

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the declining balance method at the following annual rates when the property and equipment is placed in service:

Leasehold improvements	20%
Equipment	10 and 20%
Office furniture	10%
Tools	20%
Computers and software	50%

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

Revenue Recognition:

The Company will recognize revenue when:

•	Persuasive evidence of an arrangement exists
•	Shipment has occurred
•	Price is fixed or determinable, and
•	Collectability is reasonably assured

Loss per share calculation:

Loss per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted earnings (loss) per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Options and warrants are not considered in calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect.

Stock based compensation:

The Company has adopted Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123 encourages the use of a fair-value-based method of accounting for stock-based awards, under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. Under SFAS 123, companies may, however, measure compensation costs for those plans using the method prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Companies that apply APB No. 25 are required to include pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. The Company elected to account for options granted to employees under the provisions of APB No. 25. The Company accounts for stock options granted to consultants and others under SFAS 123.

Had the compensation expense for the stock option granted to employees been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, at November 30, 2005 and 2004, the Company’s net loss per share would have been increased to the proforma amounts indicated below:

	November 30,	November 30,
	2005	2004
Net loss
As reported	$(2,379,448)	$(2,035,426)
Pro forma	$(2,851,076)	$(2,177,926)

Loss per share
As reported	$(0.03)	$(0.03)
Pro forma	$(0.04)	$(0.03)

Recent pronouncements:

In November 2004, the FASB issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. The Statements amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing, by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Statement is effective for us beginning in fiscal 2006. The adoption of SFAS 151 is not expected to have a material effect on its consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first fiscal year that begins after December 15, 2005. The adoption of SFAS 123R is not expected to have a material effect on its consolidated financial position and results of operations.

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company’s expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

NOTE 3 - ADVANCES - RELATED PARTY

During the nine month period ended November 30, 2005, the Company issued 750,000 shares of common stock for total consideration of $862,500, in connection of payment for consulting services on behalf of NewTech Group International Inc., a major shareholder of the Company, with respect to the Acquisition of Assets and Change of Control Agreement, dated April 11, 2002, between NewTech Group International Inc. and Internet VIP, Inc.

NOTE 4 - CONVERTIBLE DEBENTURE

On September 30, 2005, the Company’s debenture was settled via conversion into 190,000 shares of common stock. The outstanding balance ($166,815) was extinguished and the Company recorded $166,815 in equity.

NOTE 5 - CONTINGENCIES

On September 29, 2002, a complaint was filed against NewTech Brake Corp. which had previously reached an agreement dated July 3, 2001 with the management of Internet VIP, the prior management and the predecessor company of NewTech Brake Corp. The plaintiff’s demands are for 1,000,000 shares of common stock of the Company, 1,000,000 Company warrants and $40,000. Management believes that these claims are without merit and continues to vigorously defend against any future action by this company. Therefore, no provision has been made in the financial statements.

On August 21, 2003, the Company entered into an agreement with a consultant concerning business advisory services in regard to internal operations, corporate finance and other matters. As per the agreement, the Company is to issue 150,000 shares of common stock of the Company to the consultant. Management believes that since no services were provided by the consultant, the contract agreement is not in force; therefore no provision has been made in the financial statements.

On April 12, 2004, a consultant filed a complaint against the Company in the Circuit Court in Florida. The Company filed a Notice of Removal, removing the case to the United States District Court in the Southern District of Florida. In its complaint, plaintiff alleged that the Company failed to comply with certain contractual obligations regarding the issuance and registration of stock. This consultant asserted a cause of action against the Company for damages and injunctive relief. This consultant sought damages in the amount of $823,137, as well as costs and attorney’s fees. On June 1, 2004, the Company filed a Motion to Dismiss on the grounds that the Company is not a party to the contract and that this consultant failed to allege it was a registered broker-dealer. On August 23, 2004, the Motion to Dismiss was denied. On March 22, 2005, the parties entered into an agreement to settle this action for a sum of $50,000, which sum has to be paid within the next 90 days after the date of the agreement, plus 750,000 restricted shares of common stock of the Company. Since the contractual obligations were between NewTech Group International Inc. and the plaintiff, this settlement will be accounted for in the NewTech Group International Inc. financial statements. On behalf of NewTech Group International Inc., the Company issued 750,000 shares of common stock to the plaintiff. In consideration the Company reduced the outstanding advances from NewTech Group International Inc. by $862,500.

Foreign subsidiary

The Company’s subsidiary manufactures all of the Company’s products. This subsidiary, with net assets totaling approximately $1,000,292, is located in Suzhou within the People’s Republic of China (“PRC”). The loss of this subsidiary or a significant reduction in product availability from this supplier could have a material adverse effect on the Company. The subsidiary’s operations in the PRC are subject to special consideration and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The subsidiary’s production and therefore, the Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 6 - GOING CONCERN

On March 29, 2005, the Company entered into a commitment letter (the "Commitment Letter") with a potential investor (the "Investor"). Pursuant to the Commitment Letter and upon the consummation of a definitive agreement, the Company will issue 40 Class A Units and 48 Class B Units to the Investor in the principal amount equal to $22,000,000. Each Class A Unit will be comprised of 1 debenture (the "Class A Debenture(s)"), having a face value of $250,000, convertible into common stock of the Company, for a total amount of $10,000,000. Each Class B Unit will be composed of 1 debenture (the "Class B Debenture"), having a face value of $250,000, convertible into common stock of the Company, for a total amount of $12,000,000. Each Class A Debenture and each Class B Debenture entitles its holder to a 30% and a 25% fixed return on investment of $75,000 and $62,500, per year, for a total amount of $375,000 and $312,500 over five years respectively. At the option of the Investor, the Class A Debentures and the Class B Debentures may be converted, each year, for a maximum of 20% of the face value, into common stock of the Company, at a price of $1.00 per share. The Investor shall have no specific guarantee on the assets of the Company. However, upon the consummation of a definitive agreement, the Company shall agree to grant, by way of trust deed, and a movable hypothec on the license granted by Newtech Group International Inc. for the sale and production of heavy duty truck brakes. The Company has the right to repay in advance all or part of the face value of the debentures. However in the event of repayment in advance and regardless of the time elapsed each holder shall receive the full payment of the return on investment totaling $375,000 or $312,500 plus the principal.

On May 27, 2005, the loan agreements related to the Class A and Class B Debentures for the sum of $22,000,000 and to the $3,000,000 subscription of 3,947,368 restricted common shares of NewTech Brake Corp., at a purchase price of $0.76 per share, and the movable hypothec, were signed. The subscription bears an option to buy 1,973,684 restricted common shares of the Company’s common stock over a period of five years, at a price of $0.76 for the first year and then the price shall be increased by 10% per year non-cumulative for each remaining year. (See Note 8)

Management of the Company believes that this Commitment Letter and the closing of the Class A and Class B Debentures and the subscription with the investor will permit the Company to meet its short-term and long-term obligations of $573,653 as at November 30, 2005, and finance future operations. As of January 23, 2006, no cash was received.

NOTE 7 - RELATED PARTIES

During the nine month period ended November 30, 2005, the Company received net advances amounting to $401,706 from NewTech Group International Inc., the parent company. This amount includes a repayment of advances amounting to $862,500 from the issuance of 750,000 shares of the Company’s common stock, in settlement of expenses, on behalf of NewTech Group International Inc., in connection with the Acquisition of Assets and Change of Control Agreement, dated April 11, 2002, between NewTech Group International Inc. and Internet VIP, Inc. As of November 30, 2005, the Company has a short term receivable from NewTech Group International Inc. of $128,724.

NOTE 8 - STOCKHOLDERS’ EQUITY

In June 2005, the Company issued 3,947,368 shares of common stock for a total subscription receivable of $3,000,000 in connection with the loan agreement related to the issuance of Class A and Class B Debentures. As of November 30, 2005, no cash was received. These shares were issued in conjunction with the May 27,2005 loan agreement and resulted in deferred financing costs of $3,710,526. The deferred financing costs are being amortized over 60 months (the term of the debentures) and are included in the statement of operations as offering costs.

In July 2005, the Company issued 8,000 shares of common stock to an employee in lieu of salaries valued at $11,200 in accordance with the terms of his employment contract.

In August 2005, the Company issued 750,000 shares of common stock in settlement of an action against the Company. Since the litigation stemmed from contractual obligations of NewTech Group International Inc., the Company reduced the amount due to NewTech Group International Inc. by $862,500.

In September 2005, the Company issued 190,000 shares of common stock to the debenture holder in final settlement of the outstanding balance of $159,384 and accrued interest of $7,431 for a total consideration of $166,815.

In September 2005, the Company issued 25,000 shares of common stock to an employee in connection with exercise of stock options at a price of $0.60 per share, for a total consideration of $15,000.

During the nine month period ended November 30, 2005, the Company received $510,195 with respect to subscriptions receivable on the issuance of 3,000,000 shares of common stock in June 2003.

NOTE 9 - STOCK OPTIONS

In May 2004, members of the Board of Directors received options to purchase a total of 166,750 shares of common stock during their terms as directors. The exercise price for these options is $1.10 per share, and expire one year after the director resigns from directorship. Under the intrinsic value measurement of APB No. 25, no compensation expense was recognized from the issuance of these options.

In August 2004, members of the Board of Directors received options to purchase a total of 187,500 shares of common stock during their terms as directors. The exercise price for these options is $0.85 per share, and expire one year after the director resigns from directorship. Under the intrinsic value measurement of APB No. 25, no compensation expense was recognized from the issuance of these options.

In November 2004, members of the Board of Directors received options to purchase a total of 187,500 shares of common stock during their terms as directors. The exercise price for these options is $0.86 per share, and expire one year after the director resigns from directorship. Under the intrinsic value measurement of APB No. 25, no compensation expense was recognized from the issuance of these options.

In February 2005, members of the Board of Directors received options to purchase a total of 187,500 shares of common stock during their terms as directors. The exercise price for these options is $0.60 per share, and expire one year after the director resigns from directorship. Under the intrinsic value measurement of APB No. 25, no compensation expense was recognized from the issuance of these options.

In May 2005, members of the Board of Directors received options to purchase a total of 187,500 shares of common stock during their terms as directors. The exercise price for these options is $1.80 per share, and expire one year after the director resigns from directorship. Under the intrinsic value measurement of APB No. 25, no compensation expense was recognized from the issuance of these options.

In May 2005, under the terms of his employment contract, the Company granted options to an employee to purchase 50,000 shares of NewTech Brake Corp. common stock at an exercise price of $1.70 per share. The option expire one year after the resignation of the employee. Under the intrinsic value measurement of APB No. 25, no compensation expense was recognized from the issuance of these options.

In August 2005, members of the Board of Directors received options to purchase a total of 187,500 shares of common stock during their terms as directors. The exercise price for these options is $1.22 per share, and expire one year after the director resigns from directorship. Under the intrinsic value measurement of APB No. 25, no compensation expense was recognized from the issuance of these options.

In November 2005, members of the Board of Directors received options to purchase a total of 187,500 shares of common stock during their terms as directors. The exercise price for these options is $0.90 per share, and expire one year after the director resigns from directorship. Under the intrinsic value measurement of APB No. 25, no compensation expense was recognized from the issuance of these options.

The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation”. During the nine month periods ended November 30, 2005 and 2004, no options were granted to consultants.

The fair value of each option has been estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.75%
Expected life (years)	3 - 5
Expected volatility	0.681
Expected dividends	None

A summary of options for the nine month periods ended November 30, 2005 and 2004 is shown below:

	November 30, 2005		November 30, 2004
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of period	1,554,250	$0.67	825,000	$0.52
Granted	612,500	1.34	541,750	0.93
Exercised	(25,000)	0.60	-	-
Forfeited	-	-	-	-
Outstanding at end of period	2,141,750	$0.87	1,366,750	$0.69
Exercisable at end of period	2,141,750		1,366,750

NOTE 10 - CURRENCY RATES

For the purpose of conversion from Canadian Dollars to U.S. Dollars, the end of the month and nine month average exchange rates were used, where applicable. The month end rate, as quoted on the Oanda Website, was $0.85560 Canadian Dollars to 1 U.S. Dollar at November 30, 2005 and $0.84274 at November 30, 2004.

The average rate for the nine month periods ending November 30, 2005 and 2004 was $0.82512 and $0.76593, respectively, Canadian Dollars to $1 U.S. Dollar.

Item 2. Plan Of Operations/Management’s Discussion And Analysis

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

Although disc brakes have gradually replaced drum brakes in automobiles and light trucks in North America, they have not proven significantly superior and economical to use on trucks, trailers and buses. Drum brakes, a technology that dates back to the First World War, are still installed on approximately 97% of heavy vehicles (Class 7 & 8) in operation in North America. A significant fact, and key to the Company’s marketing strategy is that the customer selects the brakes to be installed when purchasing his new bus or truck.

Competitive factors are: durability and reliability, price, ease of installation, low maintenance requirements and light weight combined with high strength.

The NewTech “Full Contact”® disc brake is a departure from conventional braking technology. In place of pads mounted on a caliper squeezing onto a disc or brake shoes expanding outwards onto a drum, the “Full Contact”® brake has two circular friction rings sandwiching an inner floating rotor. The 360-degree braking force that results is similar to that of an inverted clutch, where a circular friction plate is pressed against a flywheel face to engage the transmission.

NewTech Brake Corp.

Under the name of NewTech Brake Corp., our business is to identify, develop and exploit, under licenses bought from NewTech Group International Inc., opportunities to provide a new generation of safer, more efficient and cost-effective “Full Contact”® disc brakes and related components to the global heavy vehicle market.

Results Of Operations

Nine Month Periods Ended November 30, 2005 and 2004

Higher other expenses combined with lower operating and development expenses in the nine month period ended November 30, 2005 resulted in a loss of $2,379,448 compared to a loss of $2,035,426 for the same period ended November 30, 2004, an increase of $344,022 or 16.9%. This increase was primarily attributable to deferred offering costs, amounting to $965,576, that have been charged to operations during the nine month period ended November 30, 2005. During the nine month period ended November 30, 2004, exceptionally, the Company acquired industrial drawings from NewTech Group International Inc., amounting to $1,200,000. During the nine month period ended November 30, 2005, some marketing expenses were charged by parent company.

Revenues

During the nine month periods ended November 30, 2005 and 2004, the Company generated no revenue from sales of products and services.

Operating Expenses

During the nine month period ended November 30, 2005, the Company incurred $1,228,231 in operating expenses as compared to $1,996,562 in the same period in 2004, a decrease of $768,331 or 38.5%. This decrease was primarily attributable to $1,200,000 in industrial drawings acquired from NewTech Group International Inc., during the nine month ended November 30, 2004, which represent research and development expense.

Depreciation

During the nine month period ended November 30, 2005, the Company incurred $57,738 in depreciation expense as compared to $2,895 incurred in the same period in 2004. The depreciation expense was attributable to the acquisition of new fixed assets.

Offering costs

During the nine month period ended November 30, 2005, deferred offering costs, amounting to $965,576, have been charged to operations as compared to no offering costs incurred in the same period in 2004.

Interest Expense

During the nine month period ended November 30, 2005, the Company incurred interest expense of $185,641 compared to $38,864 for the same period in 2004, an increase of $146,777 or 377.7%. This increase was primarily attributable to interest charged by parent company for loans.

Three Month Periods Ended November 30, 2005 and 2004

Higher operating and development expenses and deferred offering costs charged to operations in the three month period ended November 30, 2005 resulted in a loss of $745,817 compared to a loss of $312,316 for the same period ended November 30, 2004, an increase of $433,501 or 138.8%.

Revenues

During the three month periods ended November 30, 2005 and 2004, the Company generated no revenue from sales of products and services.

Operating Expenses

During the three month period ended November 30, 2005, the Company incurred $452,680 in operating expenses as compared to $290,748 in the same period in 2004, an increase of $161,932 or 55.7%. This increase was primarily attributable to selling, general and administrative expenses charged by parent company during the three month period ended November 30, 2005.

Depreciation

During the three month period ended November 30, 2005, the Company incurred $22,121 in depreciation expense as compared to $1,709 in the same period in 2004. The depreciation expense was attributable to the acquisition of new fixed assets.

Interest Expense

During the three month period ended November 30, 2005, the Company incurred interest expense of $107,611 compared to $21,568 for the same period in 2004, an increase of $86,043 or 398.9%. This increase was primarily attributable to interest charged by parent company.

Material Changes In Financial Condition, Liquidity And Capital Resources

As of November 30, 2005, the Company had cash and cash equivalents of $18,250 compared to $64,686 as of November 30, 2004. The Company had a working capital deficit of $228,238 at November 30, 2005. Negative cash flows from operating activities for the nine month period ended November 30, 2005 was $1,324,198 compared to $1,004,325 for the same period in 2004.

Net cash used in investing activities by the Company was a net of $576,989 for the nine month period ended November 30, 2005 compared to $63,860 for the same period in 2004.

Net cash provided by financing activities was a net of $1,754,002 for the nine month period ended November 30, 2005 and $1,225,204 for the same period in 2004.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $2,379,448 for the nine month period ended November 30, 2005 and $2,387,807 for the year ended February 28, 2005. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. On March 29, 2005, the Company entered into a Commitment Letter with an Investor. Pursuant to the Commitment Letter and upon the consummation of a definitive agreement, the Company will issue 40 Class A Units and 48 Class B Units to the Investor in the principal amount equal to $22,000,000. Each Class A Unit is comprised of 1 debenture (the "Class A Debenture(s)"), having a face value of $250,000, convertible into common stock of the Company, for a total amount of $10,000,000. Each Class B Unit is composed of 1 debenture (the "Class B Debenture"), having a face value of $250,000, convertible into common stock of the Company, for a total amount of $12,000,000. Each Class A Debenture and each Class B Debenture entitles its holder to a 30% and a 25% fixed return on investment of $75,000 and $62,500, per year, for a total amount of $375,000 and $312,500 over five years respectively. At the option of the Investor, the Class A Debentures and the Class B Debentures may be converted, each year, for a maximum of 20% of the face value, into common stock of the Company, at a price of $1.00 per share. The Investor shall have no specific guarantee on the assets of the Company. However, upon the consummation of a definitive agreement, the Company shall agree to grant, by way of trust deed, and a movable hypothec on the license granted by Newtech Group International Inc. for the sale and production of heavy duty truck brakes. The Company has the right to repay in advance all or part of the face value of the debentures. However in the event of repayment in advance and regardless of the time elapsed each holder shall receive the full payment of the return on investment totaling $375,000 or $312,500 plus the principal.

On May 27, 2005, the loan agreements related to the Class A and Class B Debentures for the sum of $22,000,000 and to the $3,000,000 subscription of 3,947,368 restricted common shares of NewTech Brake Corp., at a purchase price of $0.76 per share, and the movable hypothec, were signed. The subscription bears an option to buy 1,973,684 restricted common shares of the Company’s common stock over a period of five years, at a price of $0.76 for the first year and then the price shall be increased by 10% per year non-cumulative for each remaining year.

Management believes the existing sources of financing are sufficient to fund cash requirements for the next twelve months. As of January 23, 2006, no cash was received.

Recent pronouncements:

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first fiscal year that begins after December 15, 2005. The adoption of SFAS 123R is not expected to have a material effect on its consolidated financial position and results of operations.

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company’s expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

Item 3. Controls And Procedures

(A) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer/Principal Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer/Principal Financial Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s third fiscal quarter ended November 30, 2005, the Company’s Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On September 29, 2002, a complaint was filed against NewTech Brake Corp., which had previously reached an agreement dated July 3, 2001 with the management of Internet VIP, the prior management and the predecessor company of NewTech Brake Corp. The plaintiff’s demands are for 1,000,000 shares of common stock of the Company, 1,000,000 Company warrants and $40,000. Management believes that these claims are without merit and continue to vigorously defend against any future action by this company. Therefore, no provision has been made in the financial statements.

On August 21, 2003, the Company entered into an agreement with a consultant concerning business advisory services in regard to internal operations, corporate finance and other matters. As per the agreement, the Company is to issue 150,000 shares of common stock of the Company to the consultant. Management believes that since no services were provided by the consultant, the contract agreement is not in force; therefore no provision has been made in the financial statements.

On April 12, 2004, a consultant filed a complaint against the Company in the Circuit Court in Florida. The Company filed a Notice of Removal, removing the case to the United States District Court in the Southern District of Florida. In its complaint, plaintiff alleged that the Company failed to comply with certain contractual obligations regarding the issuance and registration of stock. This consultant asserts a cause of action against the Company for damages and injunctive relief. This consultant sought damages in the amount of $823,137, as well as costs and attorney’s fees. On June 1, 2004, the Company filed a Motion to Dismiss on the grounds that the Company is not a party to the contract and that this consultant failed to allege it was a registered broker-dealer. On August 23, 2004, the Motion to Dismiss was denied. On March 22, 2005, the parties entered into an agreement to settle this action for a sum of $50,000, which sum has to be paid within the next 90 days after the date of the agreement, plus 750,000 restricted shares of common stock of the Company. Since the contractual obligations were between NewTech Group International Inc. and the plaintiff, this settlement will be accounted for in the NewTech Group International Inc. financial statements. On behalf of NewTech Group International Inc., the Company issued 750,000 shares of common stock to the plaintiff. In consideration the Company reduced the outstanding advances from NewTech Group International Inc. by $862,500.

Item 2. Changes In Securities

In June 2005, the Company issued 3,947,368 shares of common stock for a total subscription of $3,000,000 in connection with the loan agreement related to the Class A and Class B Debentures. As of November 30, 2005, no cash was received, leaving a subscription receivable balance of $3,000,000 as reported on the balance sheet in Shareholders’ Equity.

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

In September 2005, the Company issued 190,000 shares of common stock to the debenture holder in final settlement of the outstanding balance of $159,384 and accrued interest of $7,431 for a total consideration of $166,815.

In September 2005, the Company issued 25,000 shares of common stock to an employee following stock options exercise at a price of $0.60 per share for a total consideration of $15,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits And Reports On Form 8-K

(a) Exhibits

Exhibit No.	Description	Location

3.1	Internet VIP, Inc.’s Certificate of Incorporation	Incorporated by reference to Exhibit 2.1 in the Registration Statement on Form 10-SB 12G/A filed with the SEC on August 5, 1999

3.2	Internet VIP, Inc.’s By-laws	Incorporated by reference to Exhibit 2.2 in the Registration Statement on Form 10-SB 12G/A filed with the SEC on August 5, 1999

3.3	NewTech Brake Corp. Certificate of Amendment to Certificate of Incorporation	Incorporated by reference to Exhibit 3.3 in the Registration Statement on Form 10-QSB filed with the SEC on January 15, 2003

Exhibit No.	Description	Location

10.1	Lease Agreement, dated January 28, 1999, by and between V.I. Internet Telecommunications Inc. and V.I. Interservices Inc.	Incorporated by reference to Exhibit 6.1 in the Registration Statement on Form 10-SB 12G/A filed with the SEC on August 5, 1999

10.2
Memorandum of Understanding, dated November 25, 1998, by and between V.I. Internet Telecommunications Inc. and The State Directory "Specialized Technic and Communications" of The Ministry of Interior of Russian Federation
Incorporated by reference to Exhibit 6.2 in the Registration Statement on Form 10-SB 12G/A filed with the SEC on August 5, 1999

10.3	Memorandum of Understanding, dated November 25, 1998, by and between V.I. Internet Telecommunications Inc. and Telecom XXI Development, LTD	Incorporated by reference to Exhibit 6.3 in the Registration Statement on Form 10-SB 12G/A filed with the SEC on August 5, 1999

10.4	Facilities Management Agreement, dated February 1, 1999, by and between VIP Internet, Inc. and 3407276 Canada Inc. d/b/a Bridgepoint Enterprises	Incorporated by reference to Exhibit 6.4 in the Registration Statement on Amendment No. 2 to Form 10-SB 12G/A filed with the SEC on April 7, 2000

10.5	Agreement, dated June 9, 1999, by and between VI Internet Telecommunications Inc. and Metrocom	Incorporated by reference to Exhibit 6.5 in the Registration Statement on Amendment No. 2 to Form 10-SB 12G/A filed with the SEC on April 7, 2000

10.6
Letter Amendment, dated February 10, 2000, to Internet VIP, Inc. from Dr. V. Khimitchev, Chief of Scientific and Research Institute, "Special Technique and Communications" of the Ministry of Interior of Russian Federation
Incorporated by reference to Exhibit 6.3.1 in the Registration Statement on Amendment No. 3 to Form 10-SB 12G/A filed with the SEC on May 26, 2000

10.7	Employment Agreement, dated April 2000, by and between Internet VIP, Inc. and Christian P. Richer	Incorporated by reference to Exhibit 10 in the Quarterly Report on Form 10-QSB filed with the SEC on September 27, 2000

10.8	Agreement and Plan of Merger, dated May 30, 2001, by and among Internet VIP Inc., Yapalot Acquisition Corp., Yapalot Communications Inc., and Yapalot Communications Holdings Inc.	Incorporated by reference to Exhibit 99 in the Current Report on Form 8-K filed with the SEC on July 5, 2001

10.9	Consulting Agreement, dated July 5, 2001, by and between Internet VIP, Inc. and Mayer Amsel	Incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-8 filed with the SEC on July 11, 2001

10.10	Consulting Agreement, dated June 15, 2001, by and among Internet VIP, Inc., Michael Tuszynski and John Delisa	Incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-8 filed with the SEC on July 30, 2001

10.11	Consulting Agreement, dated March 19, 2002, by and among Internet VIP, Inc., Thom Skinner and Norbert Tauchner	Incorporated by reference to Exhibit 10.1 in the Registration Statement on Form S-8 filed with the SEC on May 29, 2002

10.12	Asset Transfer and Change in Control Agreement, dated April 11, 2002, by and between Internet VIP, Inc. and NewTech Group International, Inc.	Incorporated by reference to Exhibit 10.12 in the Quarterly Report on Form 10-QSB filed with SEC on October 21, 2002

Exhibit No.	Description	Location

10.13	Equity Line of Credit Agreement, dated October 4, 2002, by and between NewTech Brake Corp. and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.13 in the Quarterly Report on Form 10-QSB filed with SEC on October 21, 2002

10.14	Registration Rights Agreement, dated October 4, 2002, by and between NewTech Brake Corp. and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.14 in the Quarterly Report on Form 10-QSB filed with SEC on October 21, 2002

10.15	Escrow Agreement, dated October 4, 2002, by and among NewTech Brake Corp., Cornell Capital Partners, LP, Wachovia Bank, NA and Butler Gonzalez LLP	Incorporated by reference to Exhibit 10.15 in the Quarterly Report on Form 10-QSB filed with SEC on October 21, 2002

10.16	Placement Agent Agreement, dated October 4, 2002, by and between NewTech Brake Corp. and Westrock Advisors, Inc.	Incorporated by reference to Exhibit 10.16 in the Quarterly Report on Form 10-QSB filed with SEC on October 21, 2002

10.17	Equity Line of Credit Agreement, dated April 1, 2003, by and between NewTech Brake Corp. and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.17 in the Quarterly Report on Form 10-QSB filed with SEC on October 6, 2003

10.18	Equity Line of Credit Agreement, dated January 6, 2004, by and between NewTech Brake Corp. and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.18 in the Registration Statement on Form SB-2 filed with SEC on January 13, 2004

10.19	Registration Rights Agreement, dated January 6, 2004, by and between NewTech Brake Corp. and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.19 in the Registration Statement on Form SB-2 filed with SEC on January 13, 2004

10.20	Escrow Agreement, dated January 6, 2004, by and among NewTech Brake Corp., Cornell Capital Partners, LP, Wachovia Bank, NA and Butler Gonzalez LLP	Incorporated by reference to Exhibit 10.20 in the Registration Statement on Form SB-2 filed with SEC on January 13, 2004

10.21	Placement Agent Agreement, dated January 6, 2004, by and between NewTech Brake Corp. and Westrock Advisors, Inc.	Incorporated by reference to Exhibit 10.21 in the Registration Statement on Form SB-2 filed with SEC on January 13, 2004

10.22	Letter, dated March 18, 2005 from FONDACTION CSN to NewTech Brake Corp.	Incorporated by reference to Exhibit 10.22 in the in the Quarterly Report on Form 10-QSB filed with SEC on June 3, 2005

14.1	Code of business conduct and ethics for NewTech Brake Corp.	Incorporated by reference to Exhibit 99.1 in the Yearly Report on Form 10-KSB filed with the SEC on June 14, 2004

16.1	Letter, dated October 16, 2000, from Arthur Andersen LLP to the SEC	Incorporated by reference to Exhibit 16.1 in the Current Report on Form 8K filed with SEC on October 23, 2000

31.1	Certification Pursuant to Section 302	Provided herewith

31.2	Certification Pursuant to Section 302	Provided herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NewTech Brake Corp.

Date: January 23, 2006	By: /s/ Yvon Rancourt
Yvon Rancourt Chief Executive Officer

Date: January 23, 2006	By: /s/ Yvon Rancourt
Yvon Rancourt
Acting Chief Financial Officer